Form 10KSB
period 1995-06-30
OCCUPATIONAL MEDICAL CORP OF AMERICA INC
filed 1995-12-18
CIK 754438

FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended June 30, 1995

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from           to

Commission file number 0-14049

               OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                (Name of small business issuer in its charter)

     California                                       94-2669749
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)               Identification No.)

                 9811 Bigge Avenue, Oakland, California 94603
              (Address of principal executive offices, zip code)
                  Issuer's telephone number:  (510) 639-2100

       Securities registered pursuant to Section 12(b) of the Act: None.
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value
                               (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10KSB or any amendment to this Form 10-KSB.    [ ]

     Issuer's revenues for its most recent fiscal year were: $3,995,274.

     The aggregate market value of voting stock held by non-affiliates on October 31, 1995 was approximately $20,156 (computed on the basis of the average of the highest and lowest bid prices of a share of common stock on that date as reported in Over The Counter trading).

     The number of shares outstanding of each of the registrant's classes of Common Stock at November 21, 1995, was 2,519,550 shares of Common Stock, no par value.

     Transitional Small Business Disclosure Format        Yes;   X    No

PART I

Item 1.   Description of Business

General

     Occupational Medical Corporation of America, Inc. (the "Company" or "OMCOA") is a medical services company primarily providing health care for industrial and other employment-related illnesses and injuries. During the past year, the Company has been positioning itself to provide group and family health care to a broader spectrum of patients within its existing facilities. The Company was incorporated as a professional medical corporation in February 1980 and became a general business corporation in January 1984, operates five medical facilities (the "Medical Centers") and a rehabilitation clinic under an agreement with the Medical Corporations (see discussion below).

     On April 1, 1989, the Company purchased Work Fitness Institute ("WFI"), which engages in the testing, treatment and prevention of industrial and employment related injuries. WFI offers a Back School program that educates patients in prevention as well as management of chronic spinal and upper and lower extremity dysfunction. Computer-enhanced testing equipment is used by WFI for measuring strength and functional work capacity. Rehabilitation and work hardening services for work related injuries are enhanced by the use of this equipment and by objectively measuring progress and consistency of effort. Presently, WFI shares facilities with the Medical Center in Oakland, California. The former WFI facility in Seattle, Washington has been combined with the Company's Medical Center in Seattle.

     On March 22, 1995, the Company and the Medical Corporations changed the names of its clinics to "Spectrum Medical Care." The new name identifies the Medical Centers as health care providers to groups and families as well as employers and employees. Groups and families are initially being targeted through the MediCal, Medicare, and CHAMPUS programs. However, work-related health care will still be the primary focus of the Company's and Medical Corporation's Medical Centers.

     The Company's Medical Centers are designed to contain the costs of work related medical expenses by providing treatment which is medically sound but not unnecessary or excessive. The systemized procedures developed by the Company promote the efficient delivery of quality medical services and prevent abuses of the worker's compensation reimbursement process. In addition to providing services for the treatment and prevention of industrial and other employment-related injuries and illnesses, the Company assists employers and employees in designing modified work and rehabilitation programs to enable injured employees to return to work as soon as possible and to minimize the payment of disability benefits.

     In the last several years, health care expenditures have increased at a rate of approximately twice the rate of inflation. Total health care costs in 1983 were estimated to be $357 billion (10.5% of the Gross National Product) and in 1988 were over $458 billion (10.9% of the Gross National Product). Health care expenditures are projected to be slightly less than 1 trillion dollars or one-seventh of the U.S. economy. The U.S. Census Bureau has projected growth of the age group generally constituting the nation's work force, the age group between 20-65, by 33% from 1978 to 2003. As a result, federal, state and local governments, employers and third party health insurers are seeking ways to control rising health care costs.

     Advances in medical technology have made it possible to provide, on an out-patient basis and at a cost substantially below that charged by hospitals, many services that were formerly available only in a hospital. As a result, medical and health care providers, such as health maintenance organizations ("HMOs"), which charge a fixed prepaid rate for comprehensive medical care; preferred provider organizations ("PPOs"), which offer discounted services in exchange for a directed pool of patients; surgi-centers, at which minor surgery is performed on an out-patient basis; and urgent care centers or emergicenters, which offer primary health care during extended hours of operation, have been established for the treatment of nonlife threatening ailments. The same trend has fostered the establishment of occupational medical facilities, which differ in many important respects from these other medical and health care providers.

     The principal source of revenue for HMOs, PPOs, surgicenters, urgent care centers or emergicenters, hospital rooms and private doctor's offices is outpatient treatment of general illnesses and injuries, the payment for which is the primary responsibility of a patient who may or may not be covered by medical insurance. In contrast, the principal source of revenues for an occupational medical facility is outpatient treatment of industrial and other employment related illnesses and injuries, the payment for which is generally covered by worker's compensation insurance. Because employers are generally required by law to compensate their employees for work related injuries, substantially all the medical charges for patients treated in occupational medical facilities are reimbursed in full by worker's compensation funds and other third-party payers based on approved fee schedules.

     Although many medical and health care providers must rely primarily on mass media advertisements to reach individual patients in the community, the services provided by occupational medical facilities are marketed primarily to employers, each of which may account for a significant number of patients. Occupational medical facilities treat lacerations, abrasions and orthopedic and other types of injuries arising from work related accidents, but generally do not treat minor ailments such as colds and sore throats and other illnesses of the type normally treated by urgent care centers and family physicians. Accordingly, because of the more serious nature of the illnesses and injuries treated, the average charge per patient for nonlife threatening injuries is approximately $15 per patient visit higher in occupational medicine than in most other fields of primary outpatient health care. Moreover, because occupational medical facilities do not treat life threatening injuries, they do not incur the substantial costs associated with life saving equipment and the larger staff and overhead required for hospital emergency care.

OMCOA Medical Centers

     The Medical Centers typically provide the full range of services necessary to treat industrial and other employment related injuries and illnesses, including the following:

     Surgical treatment of cuts, lacerations and abrasions; suturing and dressing of wounds; removal of foreign bodies.

     Orthopedic treatment of fractures, sprains and back injuries; placement and removal of casts.

     Physical therapy ultrasound treatment and diathermy; pelvic and cervical traction; transcutaneous nerve stimulation; whirlpool for upper and lower extremities.

     Diagnostics and radiology; clinical laboratory; audiometry and pulmonary function studies; dispensation of pharmaceutical.

     Preventive medicine cardio pulmonary resuscitation and counseling training; treatment of substance abuse; pre placement physicals; stress management and cardiac stress testing; back care seminars;
     rehabilitation services; medical surveillance programs.

     Systemized procedures in the usage of authorization forms; supplemental medical reports and work status reports which are supplied to employee clients and third party payers in order to promote the efficient delivery of quality medical services and to prevent abuse of the worker's compensation reimbursement process.

     The physicians employed at the Medical Centers are well trained and experienced in the treatment of occupational medical injuries and illnesses. The Medical Centers seek to contain the costs of employment related medical expenses by providing treatment which is medically sound and thorough but not unnecessary or excessive. Since the Medical Centers do not have to pass on significant hospital overhead costs to patients, costs are further contained. Convenient locations, minimal waiting periods and accessibility to specialists tend to reduce some of the costs attributable to work related injuries and illnesses. The Company assists employers and employees in developing modified work and rehabilitation programs that enable injured employees to return to work as soon as possible, thereby minimizing disability benefit expenditures which constitute more than half of all worker's compensation costs.


Fees and Reimbursement

     The Medical Centers receive substantially all of their patient revenues from third party payers, the majority of which are commercial indemnity insurers and other insurance programs including state worker's compensation funds. The typical physician charge for an employee visit to the Medical Centers ranges between $64 for a routine physical or work evaluation to $250 for an orthopedic consultation for the back and neck.

     Under California law, employers may designate the treatment centers for work related injuries for a period of 30 days after the injury unless the employee notifies the employer in writing prior to the injury of a preference to be treated elsewhere or unless the employee requests a change of physician at any time after the injury. In Washington, an injured employee may elect to be treated by the facility or physician of his choice; however, the employer has a right to send the injured employee to its preferred treatment center for a consultation to determine the extent and nature of the employee's injuries.

     Services provided at the Medical Centers are generally reimbursed in full based on approved fee schedules. The scale of reimbursement for medical services provided by the Medical Centers is, for the most part, in accordance with the Official California Workers' Compensation Medical Fee Schedule adopted by the State of California and the Medical Aid Rules and Fee Schedule adopted by the State of Washington. This system is utilized by the worker's compensation insurance carriers in California and Washington as a schedule for reimbursement for medical services rendered to injured employees and typically represent 85% of the usual and customary fees charged by private practitioners for similar procedures. There can be no assurance that existing worker's compensation or similar laws will remain in effect requiring employers to compensate employees for work related injuries or illnesses or that approved fee schedules will keep pace with inflation and rising health care costs or continue to reflect the current percentages of usual and customary fees.

Marketing and Customers

     Unlike HMOs and PPOs, the Medical Centers generally do not have contractual arrangements with employer clients. Employers retain the freedom of directing their employees to the Medical Centers or to other medical and health care providers, and frequently provide their employees with an employer approved list of occupational medical facilities from which to choose.

     The services provided by the Medical Centers are marketed directly to employers and insurance companies. The Company's efforts to contain medical and disability costs and its occupational injury and illness prevention seminars have enabled the Company to establish and maintain close working relationships with many of the employers and insurance companies which utilize the Medical Centers. Management believes that these relationships form a basis for increasing the volume of its business.

     The Company assists the Medical Centers in marketing their services through a combination of mailings, print advertising and personal contacts with employers. The Company employs two full time and one part time marketing representatives. The marketing representatives contact prospective industrial and commercial clients to inform them of the quality of medical care, overall cost savings and ancillary services that distinguish the Medical Centers in the occupational health care field. The Company also sponsors such ancillary services as health and safety educational programs, certification programs and topical health care classes. The central themes of OMCOA's marketing are the high quality of medical care provided at the Medical Centers, the convenience to employer and employee of the Medical Centers' locations and the relatively low cost to employers of its services.

Competition

     The market for the provision of health care services is extremely competitive. The Company believes that such competition is intensifying as a result of increased efforts by employers to contain the cost of health care services for work related injuries and that price, convenient locations, aggressive marketing and quality of service are important elements of competition in the occupational health care industry. Furthermore, the entrance into the market by group health and workers' compensation insurers and hospitals has added significantly to the number of competitors. Management believes that a combination of lower fees, high quality of service, and location provide significant advantages for the Company over its competition.

Agreements with Medical Corporations

     Under the laws of most states, general business corporations are prohibited from practicing medicine or providing medical care. Although the Company incorporated as a professional medical corporation in February 1980 and had been operated as such, it became a general business corporation in January 1984. Accordingly, the Company entered into agreements with the Medical Corporations, which were organized expressly for the purpose of providing all medical services at the Medical Centers. The Medical Corporations include: Spectrum Medical Care, A Medical Group, Inc. (formerly known as "Interstate Environmental Medical Group, Inc."), a California corporation, and Interstate Environmental Medical Group, P.S. Inc., a Washington corporation. Until the sale of the Oregon clinic in January 1992, Interstate Environmental Medical Group, Physicians and Surgeons, a Professional Corporation, Inc., an Oregon corporation, was one of the Medical Corporations, but was dissolved in 1992.

     The physicians of each Medical Center are employed, generally on a full time basis, by local affiliated Medical Corporations which are organized under the laws of the state in which the Medical Center is located. For each Medical Center, the Company enters into a Sublease and Facilities Management Agreement with one of the Medical Corporations whereby the Company provides all nonphysician clinic staff and nonmedical administrative, accounting, management and similar services. The Company maintains all nonmedical records of the Medical Centers, provides the necessary forms and brochures utilized by the Medical Centers and provides and pays for supplies, telephone and utility charges and cleaning services for the Medical Centers.

     The Medical Corporations have absolute authority over the medical services rendered and the fees charged to patients. The Company manages all billing and collection for the Medical Centers. The Medical Corporations pay the Company monthly for the nonmedical services, equipment and facilities provided to them.

     Each Sublease and Facilities Management Agreement calls for the Medical Corporations to retain each month a base amount of the gross revenue (which totalled $1,374,950 or 34.4% of the revenues of the Company for the year ended June 30, 1995) sufficient to compensate the physicians and pay for their malpractice and personal health insurance. The Company has also agreed to make working capital loans to the Medical Corporations as needed, up to the base amount plus an amount to cover the costs of premises and equipment, from time to time for each Medical Center in the event that the revenues from the Medical Center's operations do not cover the Medical Corporation's expenses. As of June 30, 1995, the Company had advanced $77,098 to the Medical Corporations for an advance to Dr. Livingston, one of the two sole shareholders of the Medical Corporations.

     During 1991, the Company loaned a total of $49,808 to the Medical Corporations and Spectrum Medical Care, A Medical Group, Inc. executed an 8% unsecured promissory note that was due on or before June 30, 1992 and remains outstanding. The Medical Corporations purchased 36,000 shares of the Company's common stock with the proceeds of the loan. The notes are classified as a reduction of the Company's shareholders' equity.

     Management believes that the terms of the Sublease and the Facilities Management Agreements are at least as favorable to the Company as those that could be negotiated with unrelated parties. Each agreement is renewed on an annual basis unless the Company or the Medical corporation gives prior notice of nonrenewal. Each year a majority of disinterested board members considers, reviews and approves the renewal of the agreements. Drs. Livingston and Harikian are the sole shareholders of the Medical Corporations; Dr. Livingston is the chairman, chief executive officer and president of the Company.

     The Company has borrowed funds from the Medical Corporations, which were obtained from the sale of accounts receivables by the Medical Corporations to accounts receivable financing companies. See discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources," below.

Governmental Regulation

     The health care industry is one of the most heavily regulated in the United States. The practice of medicine is regulated by state statutes, rules and regulations and state medical boards and state and local boards of health, and codes established by various medical associations. Although the Company itself is prohibited from and does not intend to engage in the practice of medicine, its operations are directly affected by the laws that apply to the Medical Corporations to which the Company renders services and from which the Company derives revenues. The Company believes that its relationships with the Medical Corporations do not violate any legal prohibition; however, no opinions of counsel to such effect have been obtained and no rulings to such effect have been sought from any governmental agency. There is also the possibility of future state or federal legislation or regulation that could have an adverse impact on the Company by directly regulating or curtailing its business or by adversely affecting the physicians who contract with the Company.

     State law prohibits physicians from paying for the referral of patients. Interpretations of this law indicate that fees paid for medical facilities and for managing medical facilities and providing non-physician services do not constitute payments for patient referrals if the fees under all the facts and circumstances are not excessive compensation for the management, facili-ties and services provided. The Company believes that its charges for services rendered to the Medical Corporations are reasonable, but no assurance can be given that a contrary view would not be adopted by a court or governmental agency.

     The Medical Centers are currently operated without approvals or licenses from governmental health authorities that would be required for the operation of a hospital or hospital emergency room. Management believes that neither OMCOA nor the Medical Corporations require such approvals or license for the operation of the Medical Centers. There can be no assurance, however, that existing laws or regulations will not be interpreted or modified to require the Company or the Medical Corporations to obtain such approvals or licenses or, if required, that they will be obtainable.

     The State of California and State of Washington have made significant revisions to its workers compensation laws relating to maximum reimbursement for occupational health care services and regulation of such services. The Company continues to review its procedures to assure compliance with the legislation, appropriate health care for injured workers, and proper billing for care provided. Revisions to workers compensation laws may negatively impact the Company.

     The MediCal, Medicare and CHAMPUS programs require certification of health care providers in their respective programs. Spectrum Medical Care, A Medical Group, Inc. (the Medical Corporation in California) has been certified as a health care provider for MediCal, Medicare, and CHAMPUS programs. However, no patients were treated under these programs during fiscal year 1995, and patients treated to date under these programs have been minimal.

     Spectrum Medical Care has qualified as a health care provider with Alameda Alliance for Health, a public entity formed pursuant to the California Health and Safety Code and the California Welfare and Institutions Code. The Alliance expects to provide medical services to Alameda County MediCal beneficiaries beginning in January 1996. However, there is no assurance as to the number or extent of beneficiaries who may be assigned to Spectrum Medical Care.

Employees

     At June 30, 1995, the Company had 44 full-time employees, consisting of 4 officers, 12 corporate employees and 28 nonphysician staff members located in the Medical Centers. The Medical Centers are currently staffed by 6 full time physicians and additional on-call physicians, all of whom are employed by the Medical Corporations. None of the Company's employees is subject to a collective bargaining agreement, and the Company has experienced no work stoppages.

Loss on Sale or Disposal of Facilities

     During the third quarter of fiscal year 1994, the Company closed its San Francisco, Tacoma and Northwest facilities. Certain leasehold improvements, previously acquired customer lists and other intangible assets, and other assets of these facilities were written off at the time of closure. Selected assets, primarily medical equipment and office furnishings and equipment, were transferred to other Company facilities. The future rent payment of the noncancellable lease for the Northwest facility, which expires in December 1997, net of the future rental income from the sublease agreement, was recorded at June 30, 1994. The closures resulted in a loss of $409,252.


Item 2.   Description of Property

Facilities

     The Medical Centers

     Each Medical Center has been designed to provide high volume, quality medical care without sacrificing patient comfort, convenience and privacy, and is equipped with medical equipment and supplies of the type needed for the treatment of occupational injuries or illnesses. Fully equipped patient examination rooms, minor surgery and trauma rooms, radiology suites and physical therapy departments surround a centrally located nurse's station within each Medical Center.

     Each Medical Center is typically staffed by a physician, a nurse or medical assistant (who also serves as an administrative supervisor), a licensed radiology technician, a registered physical therapist, and a receptionist. The physician supervises and has complete control over all aspects of the provision of medical services, including the review of patient charts, medical records and laboratory and radiology results as well as other diagnostic tests and the dispensation of pharmaceuticals. As patient volume increases, staffing is expanded to include additional physicians, nurses and medical assistants.

     The Medical Centers are open from 8:00 a.m. to 5:00 p.m. five days a week.

     The Company currently operates five Medical Centers, four in California and one in Washington. The Medical Centers in California are now operated under the name "Spectrum Medical Care." All of the Company's facilities are leased from unaffiliated parties.

     The Rehabilitation Center

     The Company presently operates a Rehabilitation Center under the name "Work Fitness Institute" ("WFI") for the testing, treatment and prevention of industrial and employment related injuries. WFI offers a Back School program that educates patients in prevention as well as management of chronic spinal and upper and lower extremity dysfunction by WFI. Objective computer enhanced testing equipment are used for measuring strength and functional work capacity. Rehabilitation and work hardening services for work related injuries are enhanced by the use of this equipment and by objectively measuring progress and consistency of effort. WFI shares facilities with the Medical Center at the Oakland Airport location in California and is open from 8:00 a.m. to 5:00 p.m., five days a week. the former Rehabilitation Center in Seattle, Washington has been absorbed into the medical Center in Seattle.

     The following table sets forth certain information regarding each of the facilities operated by the Company:

                                Date     Approx-  Number                  Lease
Facility                      Opened       imate      of                Expira-
and                               or        Area    Exam   Annual          tion
Location                    Acquired   (sq. ft.)   Rooms  Rent(1)       Date(2)

Present Facilities:

Spectrum Medical Care         Opened       6,000       8  $76,680      Month to
 - Port Oakland                 2/80                                Month Lease
Oakland, California

Spectrum Medical Care         Opened       7,342       7  $81,706       3/31/96
 - Airport                      4/81
Oakland, California

Spectrum Medical Care       Acquired       3,427       4  $33,156       2/28/96
 - Hayward                   2/29/92
Hayward, California

Spectrum Medical Care       Acquired       4,168       4  $60,261       3/31/96
 - Berkeley                  3/28/91
Berkeley, California

Seattle Occupational          Opened       4,898       5  $54,892       9/30/97
 Medical Center                 8/84
Seattle, Washington


Footnotes

(1)     Generally, rent is subject to annual increases based upon inflation.

(2) Subject to an option to extend for an additional five-year term in the case of the Berkeley and the Seattle facilities.



Item 3.  Legal Proceedings

   Cummings Medical Corporation, A California corporation; and Joseph H. Cummings, M.D., Plaintiffs v. Occupational Medical Corporation of America, Inc., A California corporation; Don R. Livingston; Larry L. Harikian; and Does 1 through 20, Inclusive, Defendants; Los Angeles County Superior Court Case No. C 596715.

   The Company purchased the assets of Valley Medical Industrial Clinic in Sepulveda, California from Cummings Medical Corporation ("CMC") in 1985 by paying $700,000 in cash and issuing a $700,000 promissory note ("Note"). The Note gave the Company the right of offset if CMC or its sole shareholder, Joseph R. Cummings ("Cummings"), breached any of the covenants or included inaccurate representations or warranties in the CMC purchase agreement. The Company subsequently discovered information which it believed demonstrated covenant violations and certain grossly inaccurate representations and warranties, received acknowledgement from CMC and Cummings of certain violations, and attempted to resolve the matters with CMC and Cummings.
These attempts were not successful and the right of offset under the Note was exercised. The litigation identified above followed. On May 31, 1990, the Superior Court entered its judgment on default in favor of the Company and against Cummings in the amount of $4.4 million plus attorneys' fees in excess of $500,000 and dismissed all claims against the Company. Cummings appealed and, on October 19, 1990, filed for protection under Chapter 11 of the Bankruptcy Code (Case No. LA 90-26646-VZ). In November 1992, the Appellate Court sustained the original judgment against Cummings and reduced the judgement to $4 million plus attorneys' fees of $556,000. Cummings had petitioned the Supreme Court of the State of California, which declined to accept the petition. The Appellate Court judgement and the awards are now final.

   The Bankruptcy Court appointed a trustee to liquidate the assets of Cummings' estate. The Company is the largest unsecured creditor in the bankruptcy. It is expected but not known whether the Company will recover anything from the bankruptcy. Administrative fees of the trustee, insurance reimbursements and certain attorneys' fees incurred by the trustee must be paid prior to the time it can be determined what amounts, if any, the creditors will receive from the estate.

   The Company's general liability insurance carrier paid attorneys' fees associated with Cummings' and CMC's actions and has notified the Company that it wishes to recoup a portion of the attorneys' fees paid, although the carrier has not indicated the basis for its potential claim. The carrier has indicated that it may proceed against the Company and its attorneys. At this time, the Company and its attorneys believe there is no merit to any potential claim against them and will vigorously defend any such claims pursued by the carrier.

   In order to avoid potential time consuming and expensive litigation, there have been ongoing settlement negotiations. The parties are in the process of negotiating a resolution whereby the Company will assign to the carrier most of any liquidation proceeds that the Company may be entitled to out of the bankruptcy estate of Cummings.

   The Company is not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, nor is the property of the Company subject to any such proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1995.



PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   (a) Market Information. The Company's Common Stock began trading in the over-the-counter market on April 4, 1985. As of February 22, 1993, the Company's Common Stock was no longer reported on the NASDAQ and the trading information is from the National Daily Quotation Service and NASD, non-NASDAQ OTC Bulletin Board beginning February 23, 1993. These prices represent prices between dealers, do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

   Since February 22, 1993, the Company's common stock has traded in the over-the-counter market, and is no longer quoted on NASDAQ. There is a limited trading market in the Company's common stock. The following table summarizes high and low bid prices of the Company's common stock of which the Company has knowledge, based upon information provided by the principal stock brokerage firms handling transactions for the Company stock for the periods shown, without retail mark-up, mark-down or commissions. These bid and ask prices do not necessarily represent actual trades.

Period                                High Bid   Low Bid  High Ask    Low Ask

July 1, 1993 to September 30, 1993        .312      .125     1.000       .500
October 1, 1993 to December 31, 1993      .250      .031      .750       .187
January 1, 1994 to March 31, 1994         .070      .020      .250       .120
April 1, 1994 to June 30, 1994            .050      .020      .218       .120

July 1, 1994 to September 30, 1994        .040      .010      .140       .100
October 1, 1994 to December 31, 1994      .040      .010      .140       .050
January 1, 1995 to March 31, 1995         .030      .010      .120       .050
April 1, 1995 to June 30, 1995            .030      .010      .120       .050

     (b) Holders. The approximate number of record holders of the Company's Common Stock as of October 31, 1995 was 130.

     (c) Dividends. The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Selected Financial Data


                                        Year Ended June 30


                          1995         1994         1993       1992       1991

Revenues             $3,995,274  $5,295,691   $5,740,841 $6,423,905 $6,374,284

Income (Loss)
Before Income
Taxes (Benefit)
and Extra-
ordinary Item      $(2,389,514) $(1,806,612) $(1,818,140) $(748,770) $(120,330)

Income (Loss)
Before Extra-
ordinary Item      $(2,391,114) $(1,738,212) $(1,883,900) $(493,770) $(154,330)

Extraordinary Item,
Gain From Debt
Forgiveness                  -     $125,000            -          -          -

Net Income
(Loss)             $(2,391,114) $(1,613,212) $(1,883,900) $(493,770) $(154,330)

Net Income
(Loss) Per
Share Before
Extraordinary
Item                    $(0.95)      $(0.69)      $(0.75)    $(0.20)    $(0.06)

Extraordinary Item           -        $0.05            -          -          -

Net Income (Loss)
Per Share               $(0.95)      $(0.64)      $(0.75)    $(0.20)    $(0.06)


Balance Sheets
(June 30)                 1995         1994         1993       1992       1991

Total Assets        $2,080,965   $3,106,337   $3,573,639 $4,528,929 $5,020,554

Long-Term Debt
and Capital Lease
Obligations (less
current portion)          $-0-     $218,750         $-0-    $33,000    $89,630

Shareholders'
Equity (capital
deficit)           $(3,007,676)   $(616,562)    $996,650 $2,880,550 $3,374,320

Results of Operations

     The following table is included as an aid to understanding the Company's operating results, in addition to the Selected Financial Data and the Financial Statements. The table sets forth the percentages which each item bears to net revenues and the percentage change in dollar amounts from year to year.

                        Percentage Relation-       Period to Period Percent-
                       ship to Gross Revenue          age Increase(Decrease)
                          Percent    Percent                Year        Year
                               of         of               Ended       Ended
                          Revenue    Revenue               1993-       1994-
Account Name                 1994       1995                1994        1995

Revenues                     100%       100%                 -8%        -25%
Less fees
 to medical
 corporations                 30%        34%                -12%        -14%
Net Revenues                  70%        66%                 -6%        -29%
Operating Expenses
  Salaries                    42%        49%                -13%        -12%
  Medical & Office
   Supplies                   10%         9%                -10%        -29%
  Other operating
   expenses                   35%        46%                 -5%          1%
  Depreciation and
   amortization                5%         4%                -23%        -39%
  Interest Expense-net         5%        17%                -17%        149%
  Loss on sale or
   disposal of
   facilities                  8%         0%                n/a         n/a

                             104%       125%                 -4%         -9%
Income (loss) before
  income taxes (benefit)
  and extraordinary
  item                       -34%       -60%                 -1%         32%
Income taxes (benefit)        -1%         0%                204%       -102%

Net income (loss) before
  extraordinary item         -33%       -60%                 -8%         38%

Extraordinary Item,
   gain on debt
   forgiveness                 2%         0%                n/a         n/a

Net income (loss)            -30%       -60%                -14%         48%



Fiscal Year ended June 30, 1995 compared to Fiscal Year ended June 30, 1994

     The Company had five Medical Centers and a Rehabilitation Center at June 30, 1995. Net loss for the year ended June 30, 1995 was $(2,391,114) or $(0.95) per share compared to a net loss of $(1,613,212) or $(0.64) per share for the year ended June 30, 1994. The 1994 net loss was after recognizing a $125,000 or $0.05 per share extraordinary gain from the extinguishment of certain debt.

     Revenues for fiscal year 1995 were $3,995,274, representing a decrease of $1,300,417 or 25% from fiscal year 1994 revenues of $5,295,691. The closure of three Medical Centers during the third quarter of fiscal year 1994 accounted for $839,000 of the decrease in revenues in fiscal year 1995. The continuing operations suffered a $461,000 or 10% decrease in revenues with the California operations suffering a $561,000 or 15% decrease and the Medical Center in Seattle, Washington experiencing a $100,000 or 15% increase. A decrease of $352,000 in the California operations was attributable to the immediate recognition of fee adjustments by insurance companies and other payers in California, while the remaining decrease was attributable to lower fees primarily for drugs and medical supplies as required by the workers' compensation fee schedule and additional competition. The improvement at the Medical Center in Seattle is primarily due to retention of employer/clients through quality care and service and additional marketing efforts.

     Net fees to Medical Corporations of $1,374,950 decreased by $229,174 or 14% due to a $244,000 decrease in fees for the closed clinics.

     Salaries and benefits of $1,958,397 decreased by $258,240 or 12% due to a $262,000 decrease relating to the closed clinics. Staffing levels at the continuing operations have remained fairly stable with some new positions offset by deletions of former positions. Benefit programs have not changed.

     Medical and office supplies of $358,474 decreased by $146,806 or 29% due to a $155,000 decrease relating to the closed clinics.

     Other operating expenses of $1,840,964 increased by $18,908 or 1%. The closed clinics accounted for a $256,000 decrease, while the continuing operations experienced a $275,000 increase primarily attributable to a $409,000 increase in the provision for doubtful accounts. During fiscal year 1995, management made an exhaustive review of outstanding accounts receivable, which included re-billing of long past-due accounts and following up on responses from payers. This review resulted in write-offs of $754,000 and a provision for doubtful accounts of $684,000, of which $196,000 was reported in the fourth quarter of fiscal year 1995 after a final review of the re-billing effort. A substantial amount of the accounts written off related to fee adjustments made by insurance companies and other payers. Offsetting the $409,000 increase in the provision for doubtful accounts was a decrease of $138,000 in insurance and professional fees relating primarily to the closure of three clinics in fiscal year 1994 and other general expense reductions. Insurance and professional fees were charged to the corporate/administrative department and, therefore, were not included in the discontinued operations' expenses.

     Interest expense (net of interest income) of $687,715 increased by $411,075 or 149% due to a $1.6 million increase in short-term financing and a $231,000 default fee relating to the overfunding of the short-term financing. See discussion under Liquidity and Capital Resources section, below.

     During fiscal year 1994, the closure of three Medical Centers resulted in a $409,252 loss on disposal of facilities.

     Income tax expense of $1,600 consists of the minimum California tax. A tax benefit relating to the Company's net loss is not recorded since there is no assurance that such benefit will be realized.

Fiscal Year ended June 30, 1994 compared to Fiscal Year ended June 30, 1993

     The Company had five medical facilities and two Work Fitness
Rehabilitation Centers at June 30, 1994. Net loss for the year ended June 30, 1994 was $(1,613,212) or $(0.64) per share compared to a net loss of $(1,883,900) or $(0.75) per share for the year ended June 30, 1993. The 1994 net loss was after recognizing a $125,000 or $(0.05) per share extraordinary gain from the extinguishment of certain debt.

     Revenues for fiscal year 1994 were $5,295,691 representing a decrease of $445,150 (8%) from 1993 revenues of $5,740,841 and reflects the net effect of the closure of three clinics: Northwest Occupational Medical Center in Seattle in January 1994, San Francisco Port Medical Service in San Francisco in February 1994 and Tacoma Occupational Medical Center in Tacoma in March 1994. The slowing local economies in both Washington and California also affected OMCOA's revenue. In California, fiscal year 1994 revenues decreased by $170,000 from fiscal year 1993, while in Washington, revenues decreased by $275,150. Hayward Industrial Medical Group clinic had the largest decrease in revenue from 1993 to 1994 of $74,305. Work Fitness Rehabilitation - Airport revenues decreased by $68,830, Berkeley Industrial Medical Center decreased by $61,918, and Port Medical Services, Oakland decreased by $42,745. However, Airport Occupational and Emergency Care Center increased its revenues from fiscal year 1993 to fiscal year 1994 by $172,985 and Seattle Occupational Medical Center increased revenues by $53,148. The net fees to Medical Corporations decrease was primarily due to a reduction in physician payroll commensurate with the decline in revenue.

     The Company accrued losses from the closure of the three medical facilities at Northwest Occupational Medical Center, San Francisco Port Medical Services and Tacoma Occupational Medical Center of approximately $409,000 which represents 25% of the net loss for the year ended June 30, 1994.

     Salaries and benefits decreased by $343,670 or 13%. Medical and office supplies decreased by $55,080 or 10%. Depreciation and amortization decreased by $78,477 or 23%. Other operating expenses decreased by 104,664 or 5%. The decreases primarily result from the closure of the three medical facilities and reductions in certain administrative expenses. Net interest expense decreased by $58,149 or 17% due to a reduction in interest rate and financing fee structure from the financing obtained in July 1993.

Inflation

     Inflation is a factor in our economy and the Company continues to seek ways to cope with its impact. To the extent permitted by competition and by state worker's compensation regulatory agencies, in general, the Company passes increased costs on by increasing its rates and prices over time. However, management believes that inflation does not have a material impact on its financial statements.

Liquidity and Capital Resources

     The Company's cash balance at June 30, 1995 was $117,815, an improvement of $19,166 over the cash balance at June 30, 1994. However, the Company's working capital balance at June 30, 1995 was a deficit of $(3,742,448) or $2,483,700 worse than the working capital balance at June 30, 1994. During the fiscal year, short-term financing (as described below) provided $1,574,490 in cash which was applied toward cash requirements of $1,488,450 for operating activities and $66,874 for investing activities (primarily acquisition of property and equipment and advances to Medical Corporations). This additional short-term financing and a $218,750 increase in the current portion of long-term debt more than offset significant reductions in other current liabilities and were the primary factors causing the decline in working capital.

     The Company's banking arrangements expired in October 1992. In order to adequately fund its cash needs in fiscal year 1993, the Company attempted to negotiate additional financing with other banks and receivables financing companies. The Company and Medical Corporations considered selling or factoring some or all of their accounts receivable. On October 15, 1992, the Medical Corporations sold approximately $2,000,000 of its receivables and the Company sold $90,000 of its receivables to Towers Financial Corporation ("Towers") in exchange for a cash payment of 50% of the "Reimbursable Value" of the receivables pursuant to the contract with Towers. An additional 45% of the Reimbursable Value of the receivables was to be paid as the receivables were collected. The remaining 5% was retained by Towers with adjustment for accrued financing charges of 2% per month. The transaction was accounted for as a loan. The Medical Corporations lent the funds received from Towers to the Company under the same terms and with an adjustment to the Management Fees charged by the Company to the Medical Corporations to reflect the cost of these funds. The Company used these funds to repay the Bank of America and to meet current obligations.

     Towers initially indicated that it would purchase additional receivables on a revolving basis. However, in February 1993, Towers stopped purchasing additional receivables. The Company attempted to find alternate sources of financing and negotiated with other financing companies to obtain additional funds to replace Towers and to fund the Company's future cash needs.

     As of July 2, 1993, the Medical Corporations and the Company entered into a Sale and Subservicing Agreement ("Agreement") with NPFII-W, Inc. ("Purchaser") to replace Towers. The Purchaser agreed to purchase from the Medical Corporations up to 85% of eligible accounts receivable with recourse, as defined in the Agreement, up to a total commitment of $2 million. The financing fee for this arrangement is 13.5% per annum of the outstanding accounts receivable. The transfers of the receivables to the Purchaser are accounted for as sales of the accounts receivable. As of June 30, 1994, the total funding received by the Medical Corporations, net of cash receipts from the collection of accounts receivable, was $2,735,906, or $735,906 above the commitment amount.

     During fiscal year 1995, the Purchaser has continued funding above the commitment amount. Furthermore, as of August 1994, the Purchaser has provided the Medical Corporations and the Company, on a weekly basis, additional funding in excess of the amount represented by the transfer of the accounts receivable. As of June 30, 1995, the total funding received by the Medical Corporations, net of cash receipts from the collection of accounts receivable, was $4,310,396, or $2,310,396 above the initial commitment amount and approximately $3 million above the amount represented by accounts receivable transferred. As of June 30, 1995, the Medical Corporations extended $4,310,396 to the Company as short-term borrowings from the cash received from the Purchaser.

     The additional funding has continued subject to periodic reviews of the Company's performance. However, the Purchaser has recently indicated that the amount of the weekly additional funding will be reduced and the Company and the Medical Corporations will be required to execute a security agreement relating to the additional funding. The amount of the reduction in additional funding and the terms of the security agreement are now being discussed.

     The Company is dependent upon the continuation of the Agreement with Purchaser as well as the additional funding for its cash requirements. Although the Company expects the Purchaser to continue to provide additional funding to the Company while the Company seeks alternative sources of working capital, there is no assurance that the amount of such funding will meet the Company's requirements or that alternative funding will be available. The Company also continues to focus on business development, productivity, cost containment, and other opportunities to improve operations and cashflow.

     As of July 22, 1993, the Company, Medical Corporations and Towers entered into a Settlement Agreement pursuant to which the Company and Medical Corporations paid Towers $725,000 and delivered promissory notes for $350,000, which results in a net debt forgiveness of $125,000 by Towers, so long as the terms of the Settlement Agreement are fulfilled. The funds to pay Towers were obtained pursuant to the accounts receivable financing agreement with Purchaser. The promissory notes are for three years with interest at 3% per annum in excess of prime rate as reported by the Wall Street Journal and are personally guaranteed by Drs. Harikian and Livingston. The principal amounts of the Notes are $13,562.50 for the Company, $238,665.00 for Interstate Environmental Medical Group, Inc., a California corporation, and $97,772.50 for Interstate Environmental Medical Group, P.S., Inc., a Washington corporation. None of the interest and principal payments have been made and Towers has not initiated collection action.

     The reduction of these Medical Corporations' obligations will proportionately reduce the amount owed by the Company to the Medical Corporations for the Towers funds that were originally lent by the Medical Corporations to the Company.

     On July 16, 1993, the State of California made significant revisions to its workers compensation laws. Although the Company does not anticipate any significant financial impact from these changes, it continues to review its procedures to assure compliance with the legislation, appropriate health care for injured employees, and proper billing for care provided.

     As of June 30, 1995 and 1994, the Company determined that it was more likely than not that they would be unable to utilize the benefits of the available net operating loss carryforward in the near future. Accordingly, the Company recorded a 100% valuation allowance in the financial statements.

     The Medical Corporation contract with one of its major clients expired as of June 30, 1995. The contract was awarded to another health care provider. The Company anticipates a reduction of 17% in revenues as a result of the expiration of this contract and has eliminated direct and certain indirect costs relating to that contract. Furthermore, since late 1994, the Company has increased its marketing program (including staff, brochures, advertising, promotion, etc.) to increase its client base.

     The report of the Company's independent certified public accountants contains an explanatory paragraph as to the Company's ability to continue as a going concern. According to the report, the Company has experienced recurring losses, capital deficit, cash flow deficiencies and the overfunding of certain debt received by the Medical Corporations from operations that raise substantial doubt about the Company's ability to continue as a going concern. Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheets if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses and enable the Company to continue as a going concern.

     To reduce the operating loss and improve operating cash flows, the Company implemented or is in the process of implementing the following plan: reduction of expenses primarily through elimination of positions and reduction of management salaries; expansion of health care services to family care initially through MediCal, Medicare and CHAMPUS programs; renegotiation of agreements with Medical Corporations to transfer operating risks to Medical Corporations; and consideration of merger and/or divestiture plans. Although the results of these actions cannot be predicted, the Company believes that the steps are appropriate and will help the Company effectively reorganize its operations at a level adequate to meet current obligations as they become due.


Item 7.   Financial Statements

     (a) Financial Statements. Set forth below are the audited financial statements of the Company for the years ended June 30, 1994 and 1995. The financial statements of the Company as of June 30, 1994 and 1995 and for the year then ended have been audited by BDO Seidman, LLP, Independent Certified Public Accountants, as indicated in their report thereon which contained an explanatory paragraph as to a going concern uncertainty. The notes to the financial statements which are also set forth below are an integral part of the financial statements. The financial statements included in this section are as follows:
                                                                          Page

     Report of Independent Certified Public Accountants                  18-19

     Consolidated Balance Sheets, June 30, 1994 and 1995                 20-21

     Consolidated Statements of Loss for each of the years
     ended June 30, 1993, 1994 and 1995                                     22

     Consolidated Statements of Shareholders' Equity (Capital
     Deficit) for each of the years ended June 30, 1993, 1994
     and 1995                                                               23

     Consolidated Statements of Cash Flows for each of the years
     ended June 30, 1993, 1994 and 1995                                  24-25

     Summary of Accounting Policies                                      26-28

     Notes to Consolidated Financial Statements                          29-40

Report of Independent Certified Public Accountants



Board of Directors
Occupational Medical Corporation
of America, Inc.
Oakland, California

We have audited the accompanying consolidated balance sheets of Occupational Medical Corporation of America, Inc. and subsidiary as of June 30, 1994 and 1995 and the related consolidated statements of loss, shareholders' equity (capital deficit) and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Occupational Medical Corporation of America, Inc. and subsidiary as of June 30, 1994 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company's capital deficit, recurring losses, working capital deficiency and the over-funding related to short-term financing received by the Medical Corporations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/BDO Seidman, LLP
                                   BDO Seidman, LLP
                                   Certified Public Accountants

San Francisco, California
September 29, 1995

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

June 30,                                                1994          1995

Assets (Note 2)

Current
   Cash                                         $     98,649   $   117,815
   Management fee receivable, less
      allowance for doubtful
      accounts of $500,000 and $430,000            1,690,557       887,699
   Operating supplies                                213,871       148,760
   Refundable income taxes (Note 6)                   70,000             -
   Prepaid and other assets                           50,292        51,182
   Advances to Medical Corporations (Note 4)          51,593        77,098
   Advances to shareholder (Note 4)                   18,541        11,741
   Short-term note receivable from
      shareholder (Note 4)                            51,898        51,898


Total current assets                               2,245,401     1,346,193


Property and equipment
   Equipment and furnishings                       1,039,442     1,053,637
   Leasehold improvements                            490,835       488,835
   Medical equipment                                 836,142       841,228


                                                   2,366,419     2,383,700
   Less accumulated depreciation
      and amortization                             2,039,896     2,101,032

                                                     326,523       282,668

Other
   Deposits and other                                 46,752        44,035
   Goodwill, less accumulated amortization
      of $194,188 and $232,132                       374,735       336,791
   Other intangible assets, less accumulated
      amortization of $144,539 and $185,819          112,926        71,278

                                                     534,413       452,104

                                                $  3,106,337   $ 2,080,965


See accompanying summary of accounting policies and notes to consolidated financial statements.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

June 30,                                              1994          1995

Liabilities and Shareholders' Equity (Capital Deficit)

Liabilities
   Accounts payable and accrued expenses      $    434,236  $    225,699
   Short-term financing (Note 2)                 2,735,906     4,310,396
   Current portion of long-term debt (Note 3)      131,250       350,000
   Accrued compensation                            115,432       137,285
   Other accruals                                   87,325        65,261


Total current liabilities                        3,504,149     5,088,641

Long-term debt (Note 3)                            218,750             -


Total liabilities                                3,722,899     5,088,641


Commitments and contingencies (Notes 2, 3, 5, and 8)

Shareholders' equity (capital deficit)
   Common stock, no par value,
       authorized 10,000,000 shares,
       issued and outstanding,
       2,519,550 shares (Note 12)                3,571,805     3,571,805
   Additional paid-in capital                       62,704        62,704
   Accumulated deficit                         (4,201,263)   (6,592,377)


                                                 (566,754)   (2,957,868)

Notes receivable, Medical
   Corporations (Note 4)                          (49,808)      (49,808)


                                                 (616,562)   (3,007,676)


                                              $  3,106,337  $  2,080,965


See accompanying summary of accounting policies and notes to consolidated financial statements.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF LOSS

Year ended June 30,                          1993         1994         1995

Revenues (Note 4)                     $ 5,740,841  $ 5,295,691  $ 3,995,274
   Less net fees to Medical
      Corporations (Note 4)             1,815,924    1,604,124    1,374,950

Net revenues                            3,924,917    3,691,567    2,620,324

Costs and expenses
   Salaries and benefits                2,560,397    2,216,637    1,958,397
   Medical and office supplies            560,360      505,280      358,474
   Other operating expenses             1,940,720    1,822,056    1,840,964
   Depreciation and amortization          346,791      268,314      164,288
   Interest (net of interest
      income of $14,000, $1,000
      and $15,000)                        334,789      276,640      687,715
   Loss on disposal of
      facilities (Note 9)                      -       409,252            -


Total costs and expenses                5,743,057    5,498,179    5,009,838


Loss before income tax expense
   (benefit) and extraordinary item   (1,818,140)  (1,806,612)  (2,389,514)

Income tax expense (benefit)
   (Note 6)                                65,760     (68,400)        1,600

Net loss before extraordinary item    (1,883,900)  (1,738,212)  (2,391,114)

Extraordinary item, gain on debt
   forgiveness (Note 2)                         -      125,000            -

Net loss                             ($1,883,900) $(1,613,212) $(2,391,114)

Net loss per share before
   extraordinary item                      $(.75)       $(.69)       $(.95)

Extraordinary item                              -          .05           -

Net loss per share (Note 7)                $(.75)       $(.64)       $(.95)

See accompanying summary of accounting policies and notes to consolidated financial statements.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY CAPITAL(CAPITAL DEFICIT)

                                                                          Notes
                                       Addi-                            Receiv-
                                      tional               Accumu-        able,
                   Common Stock      Paid-in                 lated      Medical
                Shares      Amount   Capital      deficit    Corps.       Total


Balance,
July 1,
1992         2,519,550  $3,571,805   $62,704   $(704,151) $(49,808) $2,880,550

Net loss             -           -         -  (1,883,900)        -  (1,883,900)


Balance,
June 30,
1993         2,519,550   3,571,805    62,704  (2,588,051)  (49,808)     996,650

Net loss             -           -         -  (1,613,212)        -  (1,613,212)


Balance,
June 30,
1994         2,519,550   3,571,805    62,704  (4,201,263)  (49,808)   (616,562)

Net loss             -           -         -  (2,391,114)         - (2,391,114)


Balance,
June 30,
1995         2,519,550  $3,571,805   $62,704 $(6,592,377) $(49,808)$(3,007,676)


See accompanying summary of accounting policies and notes to consolidated financial statements.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASHFLOWS

Year ended June 30,                           1993          1994          1995

Cash flows from operating activities
  Net loss                            $ (1,883,900) $ (1,613,212) $ (2,391,114)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization        346,791       268,314       164,288
      Provision for doubtful
        accounts                            99,000       275,000       684,000
      Loss on disposal of facilities             -       409,252             -
      Loss on disposal of equipment              -             -         7,328
      Deferred income taxes                 80,000             -             -
    Changes in assets and liabilities:
       Management fee receivable           137,466      (378,559)      118,858
       Operating supplies and other
        current assets                     (16,815)       91,277        64,221
       Refundable income taxes             175,000       (70,000)       70,000
       Restricted cash                     (90,000)       90,000             -
     Deposits and other                     24,145         9,985         2,717
       Accounts payable and
        other accrued expenses             436,924      (788,996)     (208,748)


Net cash used in operating activities     (691,389)   (1,706,939)   (1,488,450)


Cash flows from investing activities
  Acquisition of property and equipment    (47,937)       (7,074)      (48,169)
  Payment for disposal of facilities             -       (37,357)            -
  Decrease (increase) in advance to
    and note receivable from
    shareholder, net                        11,945       (11,533)        6,800
  Increase in advances to Medical
    Corporations                           (51,593)            -       (25,505)


Net cash used in investing activities      (87,585)      (55,964)      (66,874)


See accompanying summary of accounting policies and notes to consolidated financial statements.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASHFLOWS

Year ended June 30,                            1993          1994          1995

Cash flows from financing activities
  Proceeds from short-term financing,
    net                                $ 1,200,000   $ 1,885,906   $ 1,574,490
  Payments on long-term debt and
    capital lease obligations             (308,314)      (33,000)            -
  Payments under line of credit           (400,000)            -             -


Net cash provided by financing
  activities                               491,686     1,852,906     1,574,490


Net (decrease) increase in cash           (287,288)       90,003        19,166

Cash, beginning of year                    295,934         8,646        98,649


Cash, end of year                          $ 8,646      $ 98,649     $ 117,815



See accompanying summary of accounting policies and notes to consolidated financial statements.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                        SUMMARY OF ACCOUNTING POLICIES


Nature of Business  Occupational Medical Corporation of America, Inc. (the
                    Company) was incorporated as a professional medical corporation in February 1980 for the purpose of providing medical services for work-related conditions. In
                    January 1984, the Articles of Incorporation were amended to change the Company to a general business corporation. As a result, the Company contracted with Spectrum Medical Care, A Medical Group Inc. (formerly known as Interstate Environmental Medical Group, Inc.) a California Corporation, Interstate Environmental Medical Group Physicians and Surgeons, P.C. of Oregon and Interstate Environmental Medical Group, P.S., Inc. of Washington, (the "Medical Corporations"), to provide medical services to its network of occupational medical centers (the Medical Centers) in California, Washington, and Oregon; since January 1984, its business has been limited to the development and management of such Medical Centers (see
                    Note 4). The Company and the Medical Corporations closed two clinics in Washington and one clinic in California in fiscal 1994 and sold their Oregon facility in fiscal 1992. Subsequent to the sale of the Oregon facility, Interstate Environmental Medical Group Physicians and Surgeons, P.C. of Oregon was dissolved in fiscal 1992. The Company currently manages five Medical Centers and one rehabilitation center. The Medical Corporations receive substantially all of their revenues from third party payers, the majority of which are commercial indemnity insurers and other insurance programs, including state workers' compensation funds.

Consolidation       The consolidated financial statements include the
                    accounts of the Company and its wholly owned subsidiary, Occupational Health & Wellness Centers, Inc. (the
                    Subsidiary). The Subsidiary managed a Medical Center in
                    Washington which was closed in fiscal 1994. The
                    Subsidiary remains as a legal entity with no substantial business activities, other than being party to a facility lease and related sublease. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Supplies  Operating supplies consist of purchased medical and office supplies valued at cost (first-in, first-out basis).

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                        SUMMARY OF ACCOUNTING POLICIES

Property and
Equipment           Property and equipment are stated at cost. Depreciation
                    and amortization are computed using the straight-line method over estimated useful lives of three to ten years or, for leasehold improvements, over the term of the lease if shorter.

Goodwill The excess of cost over net assets of acquired medical centers and facilities is amortized over a period of 15 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and operating income for each acquired medical center having a material goodwill balance.

Other Intangible
Assets Other intangible assets, consisting primarily of covenants not to compete and customer lists, are amortized over periods ranging from five to seven years.

Insurance
Coverage The Company carries malpractice insurance coverage on a claims made basis and is self-insured for aggregate claims in excess of $3,000,000 during the annual policy period. There are no material claims outstanding at June 30, 1995.

Concentrations
of Credit           The patient revenues earned by the Medical Corporations
                    are derived principally from commercial indemnity insurers and other insurance programs, including state workers compensation funds of Washington and California.
                    Substantially all of the receivables earned by the Medical Corporations are sold, with recourse, to a third party. The Medical Centers are principally located in the San Francisco Bay Area with one facility in Seattle,
                    Washington. Amounts billed are generally based on approved fee schedules. The Medical Corporations had one significant contract with the City of Oakland which accounted for approximately 15% to 17% of revenues for 1993, 1994 and 1995. Generally, collateral is not obtained in support of accounts receivable. Allowance for credit losses are recorded when revenues are recognized and when specific credit problems arise.

Income Taxes        Income taxes are calculated using the liability method
                    specified by Statement of Financial Accounting Standards
                    (SFAS) No. 109, "Accounting for Income Taxes".

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                        SUMMARY OF ACCOUNTING POLICIES

Reclassification    Certain amounts in the 1993 and 1994 consolidated
                    financial statements have been reclassified to conform with the 1995 presentation.

New Accounting
Standards           In March, 1995, the Financial Accounting Standards Board
                    (FASB) issued SFAS No. 121, "Accounting for the
                    Impairment of long-lived Assets", which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets, such as property and equipment, goodwill and certain identifiable intangibles be reviewed for impairment when events or changes indicate that the carrying amount of the asset may not be recoverable. The recoverability of an asset is to be based on its estimated future cash flows from its use and disposition. Compliance is not expected to have a material impact on the Company's financial condition or results of operations.

                    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal year beginning after December 15, 1995. This statement establishes accounting and reporting for stock based employee compensation plans. The statement defines a fair value based method of employee stock options. The statement, however, allows entities to continue to measure compensation cost as prescribed in Opinion 25, provided that pro forma disclosures of net income and earnings per share are made, as if the fair value based method under SFAS No. 123 had been applied. Compliance is not expected to have a material impact on the Company's financial condition or results of operations.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS

1.  Going
    Concern and
    Management's
    Plans The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

                    The Company has an accumulated deficit of $6.6 million at June 30, 1995, at which date its total liabilities exceeded its total assets by $3 million and its current liabilities exceeded its current assets by $3.7 million. The Company incurred aggregate net losses of approxi-mately $5.9 million from fiscal years 1993 to 1995. In addition, as discussed in Notes 2 and 4, the Purchaser of the patients' receivables from the Medical Corporations has over-funded the Medical Corporations by approximately $3.7 million; these funds have been loaned to the Company. Furthermore, the Medical Corporations' contract with the City of Oakland, which accounted for about 17% of revenues, expired on June 30, 1995. Also, as discussed in Notes 2 and 3, $350,000 of short term financing is in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In August 1994, the Company's management held a meeting with the Purchaser to discuss the funding situation. As a result of the meeting, the Purchaser agreed to provide additional funding to the Company through the end of November 1994 and subsequently agreed to continue the additional funding subject to periodic reviews. Additional funding has continued through the current period.

                      To reduce the operating loss and improve operating cash flows, the Company implemented or is in the process of implementing the following plan:

                        expansion of health care services to family care initially through MediCal, Medicare, and CHAMPUS programs;

                        renegotiation of sublease and facilities management agreements with the Medical Corporations to transfer operating risks to the Medical Corporations; and

                        consideration of merger and/or divestiture plans.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    Although the results of these actions cannot be predicted, the Company believes that the steps are appropriate and will help improve the operating results and cash flows.

2.  Short-Term
    Financing       In October 1992, the Company and the Medical Corporations
                    (see Note 4) entered into a Healthcare Purchase Contract
                    (the Contract) with Towers Financial Corporation
                    (Towers). Under the Contract, Towers agreed to purchase certain approved accounts receivable from the Medical
                    Corporations. The Contract could be terminated with 90 days notice by either party and expired December 31, 1994. No accounts receivable were purchased by Towers.
                    The Contract was collateralized by substantially all of the Company's and the Medical Corporations' assets.

                    As of October 31, 1992, Towers extended a $1.2 million loan to the Medical Corporations, with interest payable at 2% per month. The Medical Corporations then loaned the $1.2 million to the Company. In late February 1993, Towers was placed under the trusteeship by the Securities and Exchange Commission. In July 1993, Towers, the Medical Corporations and the Company entered into a Settlement Agreement, which required a $725,000 cash payment and the issuance of $350,000 in notes payable guaranteed by the two majority shareholders (see Note 3). The remaining $125,000 was recorded as a forgiveness of debt by the Company in the first quarter of fiscal 1994.

                    In July 1993, the Medical Corporations and the Company entered into a Sales and Subservicing Agreement (Agreement) with NPFII-W, Inc. (Purchaser). The Purchaser agreed to purchase from the Medical Corporations up to 85% of eligible accounts receivable with recourse, as defined in the Agreement, up to a total commitment of $2 million. In accordance with the guidelines of Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse", the transfers of the receivables from the Medical Corporations to the Purchaser are accounted for as sales of accounts receivable (see Note 4). As of June 30, 1994 and 1995, the total funding received by the Medical Corporations, net of the cash receipts from the accounts receivable, was $2,735,906 and $4,310,396. The base fee for this arrangement is 13.5% per annum of the outstand-ing accounts receivable. As of June 30, 1994 and 1995, the Medical Corporations extended $2,735,906 and $4,310,396 to the Company as short term borrowings from

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    the cash they received from the Purchaser (see Note 4). The Company incurs interest on these borrowings equal to the fees incurred by the Medical Corporations under the Agreement.


3.  Long-Term
    Debt            Long-term debt consists of the following:

                    June 30,                                   1994        1995

                      Notes payable to Towers, payable in
                      quarterly installments of $43,750,
                      beginning October 31, 1994,
                      interest at prime rate plus 3%
                      (10.25% and 12% at June 30, 1994
                      and 1995) payable quarterly
                      beginning October 31, 1993,
                      maturing July 1996 (see Note 2)     $ 350,000   $ 350,000


                                                            350,000     350,000

                    Less current portion                    131,250     350,000


                                                          $ 218,750    $     -


                    As of June 30, 1995, no quarterly installments on principal have been made. The entire unpaid principal with accrued interest, at the option of Towers, become immediately due. The note agreement provides that interest on principal which is not paid when due be accrued at 24% per annum. Accrued interest as of June 30, 1995 was approximately $78,000.

4.  Related Party
    Transactions    MEDICAL CORPORATIONS - In 1984, the Company entered into
                    sublease and facilities management agreements with the Medical Corporations under which the Medical Corporations provide all medical services at the Medical Centers. The
                    Company's principal shareholders are the sole shareholders of the Medical Corporations.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    Under terms of the agreements, the Company leases or subleases to the Medical Corporations fully equipped occupational medical facilities and provides all nonmedical administrative, accounting, management and similar services for the facility. All non-physician personnel of the Medical Centers are hired, trained and paid by the Company. In addition, the Company is responsible for all operating expenses other than malpractice insurance and compensation and related benefits paid to the physicians.

                    Each sublease and facilities management agreement calls for the Medical Corporations to retain each month a base amount from gross revenues sufficient to compensate the physicians and pay malpractice insurance. The Medical Corporations also retain a percentage of gross revenues above the base amount. The percentage of gross revenues retained is subject to quarterly adjustments by mutual agreement to reflect changes in the Medical Centers' operations.

                    The Company has agreed to make working capital loans to the Medical Corporations, as needed, to cover the physician salaries, medical malpractice insurance (base amount) and the cost of equipment and medical facilities in the event that revenues from the Medical Centers' operations do not cover such Medical Corporations' cost. In addition, the Company advances funds to pay the expenses of the Medical Corporations until patient receivables are collected. As of June 30, 1994 and 1995, the Company advanced $51,593 and $77,098 to the Medical Corporations for an advance to a major shareholder. The advances are non-interest bearing and are due on demand.


                    During 1991, the Company loaned a total of $49,808 to the Medical Corporations. The notes are unsecured, bear interest at 8% per annum, and were due on June 30, 1992. The notes are currently past due. The Medical Corporations purchased 36,000 shares of the Company's stock with the proceeds of the loan. Accordingly, the notes are classified as a reduction of the Company's shareholders' equity.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    The combined unaudited balance sheets of the Medical Corporations are as follows:

                     June 30,                               1994         1995


                     Assets:
                     Accounts receivable
                     from patients (1)                 $ 253,583    $ 270,000
                     Loan to the Company (Note 2)      2,735,906    4,310,396
                     Due from shareholders               126,593      152,098
                     Investment in the Company            49,808       49,808
                     Organization costs                    6,704        6,704

                                                     $ 3,172,594  $ 4,789,006


                     June 30,                              1994          1995

                     Liabilities and shareholders' equity:
                     Management fees payable         $ 1,707,557    $ 904,699
                     Advances from the Company            51,593       77,098
                     Short-term financing
                        (Note 2) (1)                   1,298,932    3,692,697
                     Notes payable, the Company           49,808       49,808
                     Shareholders' equity                 64,704       64,704

                                                     $ 3,172,594  $ 4,789,006


                          (1) In July, 1993, NPFII-W, Inc. (Purchaser) agreed
                              to purchase from the Medical Corporations up to 85% of eligible accounts receivables from patients with recourse (see Note 2). Net proceeds from sales of patients receivable totalled approximately $4.3 million and $4.4 million during the years ended June 30, 1994 and 1995. During the fiscal years 1994 and 1995, proceeds from sales exceeded patients receivable sold to the Purchaser. The excess approximated $1.3 million and $3.7 million at June 30, 1994 and 1995, and was recorded by the Medical Corporations as short-term financing from the Purchaser.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    The combined unaudited statements of operations for the Medical Corporations are as follows:

                  Year ended June 30,            1993        1994         1995

                  Patient revenues        $ 5,740,841 $ 5,295,691  $ 3,995,274

                  Costs and expenses:
                     Medical profes-
                     sional fees and
                     malpractice
                     insurance              1,815,924   1,604,124    1,374,950
                     Management fees        3,426,136   3,143,491    2,295,788
                     Rent expense             498,781     548,076      324,536

                  Total costs and
                     expenses               5,740,841   5,295,691    3,995,274

                  Net income              $        -   $       -    $       -



                    ADVANCES TO SHAREHOLDER - Advances to shareholder are non-interest bearing and are due on demand.

                    NOTE RECEIVABLE, SHAREHOLDER - Note receivable from shareholder is unsecured, bear interest at 10% and is currently past due.

5.  Leases          The Company leases, under noncancelable operating leases
                    expiring in various years through 1999, the facilities and certain equipment that it subleases to the Medical
                    Corporations. Such subleases are cancelable by either the Company or the Medical Corporations under 120 days notice. Certain of the Company's leases may be renewed for periods ranging from five to ten years and contain provisions for periodic rent adjustments to reflect inflation.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at June 30, 1995:

                                                                   Operating
                                    Year ending June 30,              Leases


                                    1996                           $ 240,300
                                    1997                              86,600
                                    1998                              57,700
                                    1999                               5,000


                                    Total minimum lease payments   $ 389,600


                    Rent expense, including facilities and equipment which are subleased to the Medical Corporations, was $576,000, $535,000 and $401,000 for the years ended June 30, 1993,
                    1994 and 1995.

                    In July 1994, the Company subleased the Northwest facility to a third party. As of June 30, 1995, future annual minimum sublease rental income, under the noncancellable operating sublease for the years ending June 30, 1996, 1997 and 1998 were $30,000, $30,000 and
                    $15,000. The aggregate expected future sublease income reduced the loss on disposal recorded in 1994. Accordingly, the loss on disposal of facilities would be increased by $75,000 if the sublessor is unable to meet its lease commitments.

6.  Income Taxes    The components of income tax expense (benefit) are as
                    follows:

                     Year ended June 30,        1993        1994        1995


                     Current               $ (14,240)  $ (68,400)    $ 1,600

                     Deferred                 80,000           -           -

                                            $ 65,760   $ (68,400)    $ 1,600

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    The provision for income taxes differs from an amount computed at the U.S. federal statutory tax rate of 34% as a result of the following differences:

                     Year ended June 30,         1993        1994         1995


                     Federal income taxes
                       at statutory rate   $ (618,200) $ (571,600)  $ (813,000)
                     State income tax
                       at statutory rate        1,600       1,600        1,600
                     Operating losses with
                       no current tax
                       benefit                712,000     613,000      793,000
                     Tax benefit of net
                       operating loss
                       carryback                    -     (70,000)           -
                     Other                    (29,640)    (41,400)      20,000

                                            $  65,760  $  (68,400)   $   1,600


                    The tax benefit recorded in 1994 principally relates to the carryback of net operating losses to prior years.


                    The deferred income tax assets are comprised of the following items:

                                                    1994              1995

                     Net operating losses      $ 985,000       $ 1,910,000

                     Allowance for doubtful
                       accounts                  216,000           186,000
                     Other                       149,000           197,000
                                               1,350,000         2,293,000

                     Less valuation
                       allowance               1,350,000         2,293,000

                                              $        -        $        -

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    At June 30, 1995, the Company had a net operating loss carryforward available to offset future federal taxable income of approximately $5 million, expiring in 2010. The net operating loss carryforward for California purposes was approximately $2 million at June 30, 1995 and expires through 2000.

                    The Company has recorded a 100% valuation allowance since management cannot determine that it is more likely than not that the deferred tax asset can be realized.


7.  Net Loss
    Per Share       Net loss per share is computed by dividing net loss by
                    the number of average outstanding shares of common stock
                    (2,519,550 shares for all periods). Common stock equivalents (stock options and warrants) were not included in the computation of average shares outstanding because their inclusion would be anti-dilutive.

8.  Litigation      The Company purchased the assets of Valley Medical
                    Industrial Clinic (Valley) from Cummings Medical
                    Corporation (CMC) in 1985 by paying $700,000 cash and issuing a $700,000 promissory note (Note). The Note gave the Company the right of offset if CMC or its sole shareholder (Cummings) breached any covenants or included inaccurate representations or warranties in the CMC purchase agreement. The Company subsequently discovered information which it believed demonstrated covenant violations and certain grossly inaccurate representations and warranties, received acknowledgment from CMC and Cummings (the Sellers) of certain violations, and attempted to resolve the matters with the Sellers. These attempts were not successful and the right of offset under the Note was exercised. Legal actions followed. On
                    May 31, 1990, the Superior Court entered its judgment in favor of the Company in the amount of $4.4 million plus attorneys' fees in excess of $500,000 and dismissed all claims against the Company. Cummings appealed and, on October 19, 1990, filed for protection under Chapter 11 of the Bankruptcy Code. In November 1992, the Appellate
                    Court sustained the original judgment against Cummings and reduced the judgment to $4 million plus attorneys' fees of $556,000. Cummings had petitioned the Supreme
                    Court of the State of California, which declined to accept the petition. The Appellate Court judgment and awards are now final.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    The Bankruptcy Court appointed a trustee to liquidate the assets of Cummings estate. The Company believes that it may receive some amount upon final liquidation of the estate, but is unable to estimate the amount of any potential recovery; accordingly, no account receivable has been recorded.

                    The Company's general liability insurance carrier (carrier) paid attorneys' fees associated with the Sellers actions; the Company's two workers' compensation insurance carriers declined to participate in Company's defense. The carrier notified the attorneys involved with the Company's defense that it wishes to recover a portion of the attorneys' fees paid, although the carrier has not indicated the basis for any claim. The carrier has indicated that it may proceed against the Company and its attorneys if a resolution cannot be reached. In order to avoid potential time consuming and expensive litigation, there have been ongoing settlement negotiations. The parties are in the process of negotiating a resolution whereby the Company will assign to the carrier most of any liquidation proceeds that the Company may be entitled to out of the bankruptcy estate of Cummings.

9.  Loss on
    Disposal of
    Facilities      During the third quarter of fiscal year 1994, the Company
                    closed its San Francisco, Tacoma and Northwest facilities. Certain leasehold improvements, previously acquired customer lists and other intangible assets, and other assets of this facility were written off at the time of closure. Selected assets, primarily medical equipment and office furnishings and equipment, were transferred to other Company facilities. The future rent payments on the noncancellable lease for the Northwest facility, which expires in December 1997, net of the future rental income from the sublease agreement, was recorded at June 30, 1994 as part of the loss on disposal. The closures resulted in a loss of $409,252.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

10.  Supplemental
     Disclosures of
     Cash Flow
     Information
                     Year ended June 30,        1993         1994        1995
                     Cash paid during the year for:

                       Interest            $ 349,000    $ 243,000   $ 702,000
                       Income taxes        $   1,600    $   2,400   $     800

                    Supplemental non-cash investing activities were as follows:

                      In July 1993, as a result of the Settlement Agreement with Towers, $350,000 of short-term borrowings from Towers were converted into three term notes which totalled $350,000 (see Notes 2 and 3).

11.  Fourth
     Quarter
     Adjustments    In the fourth quarter of fiscal year 1995, the Company
                    determined that an allowance of $430,000 should be provided for doubtful accounts receivable. This resulted in a $196,000 charge to operations in the fourth quarter.

                    Certain fees and expenses billed by NPFII-W to the Medical Corporations were previously in dispute. An understanding was reached in the fourth quarter and, accordingly, an additional fee of $231,000 incurred under the Agreement was recorded by the Company.

12.  Stock Option
     Plan At the 1994 annual shareholders meeting on December 22, 1994, the Company's shareholders approved the 1994 Stock Options Plan (the Plan) which provides for the grant of incentive stock options and non-statutory options to certain employees, officers, directors and consultants of the Company. Pursuant to the Plan, 250,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options. The exercise price for incen-tive stock options must be at least 100% of the fair market value per share of common stock on the date of grant, as determined by the Board. Options may be exer-cisable for a term determined by the Board, which shall not be greater than 10 years from the date of the grant.

       OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC. AND SUBSIDIARY
                     NOTES TO FINANCIAL STATEMENTS (CONT.)

                    As of June 30, 1995, non-statutory options to purchase 100,000 shares of common stock are outstanding at an exercise price of $0.11 per share. No incentive stock options have been granted and no options have been exercised for the period from the inception of the Plan to June 30, 1995.

                    The 1984 Incentive Stock Option Plan and the 1984 Nonstatutory Stock Option Plan were terminated on August 13, 1994 according to the terms of these plans. No options previously granted under these plans were exercised during the years ended June 30, 1993, 1994 and 1995. Any unexercised options as of August 13, 1994 ceased to be effective.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's Officers and Directors are elected annually to serve until the next annual meeting of shareholders and thereafter until their successors are elected. The number of Directors presently authorized by the Bylaws of the Company is five.

Name, Offices and Position                                      First
with the Company or Principal                                Became a
Occupation and Directorships                          Age    Director

Don R. Livingston*                                     49        1980
   Chairman of the Board of the Company since April 1983. Director of the Company since 1980. Chief Executive Officer from 1980 through May 1987 and from September 1987 until May 1990. Chief Financial Officer from June 15, 1988 until October 14, 1988 and Secretary from June 15, 1988 until May 1990. From 1979 to 1980, Regional Medical Director of California Industrial Medical Clinic, Inc. From 1978 to 1979, Medical Director of East Bay Industrial Medical Center, Oakland, California, an affiliate of California Industrial Medical Clinic, Inc. **

Harry W. Brooks, Jr.                                   67        1984
   Director of the Company. Chief Executive Officer, Advanced Consumer Marketing Corp., Burlingame, California since 1985. Director since 1984. From 1984 to 1990, Chairman of the Board and Chief Executive Officer of Gurney Seed and Nursery Corporation. From 1982 to 1984, Chairman and Executive Vice President of the Horticulture Group of Amfac, Inc., a publicly owned financial services company. From 1978 to 1982, Senior Vice President, Public Affairs of Amfac, Inc.

Frederick Foston*                                      44        1986
   Director of the Company. Senior health care consultant to British Airport Authority and General Motors Corporation, Packard Electric Division. Since 1981, President and owner of Frederick Foston, M.D. a professional corporation (health care consulting and provider of physician medical services).

Milton Sanders***                                      61        1994
   Director of the Company. Vice President of the Company since September, 1994. Healthcare consultant and provider of physical therapy and rehabilitation services from 1980 to 1994. Since 1989, Vice President of the Pan African Development Corporation, Washington, DC, a nonprofit corporation involved in business development in Africa. Since 1992, Vice President and Director of the Pearl-of-Africa Islands Enterprise, Inc., a privately held corporation involved in business development in Uganda. Since 1992, Board member of Plus Fifteen, Inc., a privately held company that sponsors a high blood pressure control program.

George Fujikawa                                        52         N/A
   Chief Financial Officer and Vice President of the Company since December 22, 1994. From 1990 - 1992, Vice President and General Manager of PRL Corp., a real estate development and management company. From 1992 to 1994, Chief Financial Officer of Kowa Bussan U.S.A., Inc., a real estate development company.***



Dr. Larry A. Harikian resigned as a director of the Company Effective January 1, 1995. A replacement director has not been elected or nominated at this time. Dawn Schwartz was elected to replace Dr. Harikian as Secretary.

*    Member of the Executive Committee.
** Dr. Livingston is the majority shareholder, and a director and executive officer of the following corporations (the "Medical Corporations"):
     Spectrum Medical Care, A Medical Group, Inc. (f.k.a. Interstate Environmental Medical Group, Inc.), a California corporation; and Interstate Environmental Medical Group, P.S., a Washington corporation. The Company has entered into sublease and facilities management agreements with each of the Medical Corporations under which the Medical Corporations provide all medical services at the Company's medical centers.
*** As of December 22, 1994, Andry Yonathan, resigned as the chief financial officer of the Company and Mr. Fujikawa was appointed as vice president and chief financial officer by the Board of Directors.



Section 16(a) of the Exchange Act

     Director Foston is a co-trustee and co-beneficiary of the Arthur and Mary Foston Trust. Prior to Dr. Foston's becoming a director, the trust acquired 500 shares of common stock of the Company. Dr. Foston is in the process of filing a late report pursuant to Section 16(a) of the Exchange Act to reflect this indirect beneficial ownership.


Item 10.  Executive Compensation.

Cash Compensation

     The following table sets forth the cash compensation paid or accrued during the fiscal year ended June 30, 1995 to each of the Company's highest paid officers whose aggregate cash compensation exceeded $100,000 (other than persons who have served as chief executive officer in last fiscal year).

(a)                    (b)         (c)         (d)                   (e)
Name and                                                    Other Annual
Principal           Fiscal                                       Compen-
Position              Year   Salary($)   Bonus ($)            sation ($)

Don R. Livingston
Chief Executive
Officer and
President from
January 1995       1994-95     $75,000        none                  none
                   1993-94     $78,000        none                  none
                   1992-93     $52,000        none                  none


Larry A. Harikian
Chief Executive
Officer and
President through
December 1994      1994-95          $0        none                  none
                   1993-94     $85,019        none                  none
                   1992-93     $42,749        none                  none


     1994 Stock Option Plan

     At the 1994 annual shareholders meeting, the shareholders approved the Company's 1994 Stock Option Plan and related issuance of stock options to officers and directors of the corporation pursuant to said plan.

     The Plan provides for the grant of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQSOs") to certain employees, officers, directors, consultants and agents of the Company. The purpose of the Stock Option Plan is to attract and retain qualified employees, agents, consultants, officers and directors.

     The total number of shares of Common Stock with respect to which options may be granted under the Plan is 250,000. The shares subject to, and available under, the Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option that terminates, expires or lapses for any reason, and any shares purchased upon exercise of an option and subsequently repurchased by the Company pursuant to the terms of the option, become available for grant under the Plan.

     The Stock Option Plan is administered by the Board of Directors of the Company, which determines, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs or NQSOs, or a combination thereof, and the number of shares of Common Stock to be subject to such options. The Board may, in its discretion, delegate its power, duties and responsibilities under the Stock Option Plan to a committee consisting of two or more directors who are "disinterested persons" within the meaning of Rule 16b-3 promulgated under the Exchange Act. The exercise price for ISOs must be at least 100% of the fair market value per share of Common Stock on the date of grant, as determined by the Board. ISOs are not transferable other than by will or the laws of descent and distribution. NQSOs may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder or his or her guardian or legal representative.

     Options may be exercisable for a term determined by the Board, which may not be less than one year or greater than 10 years from the date of grant.
No options may be granted under the Stock Option Plan later than 10 years after the Stock Option Plan's effective date as of the date of shareholder approval. ISOs are not transferable other than by will or the laws of descent and distribution. NQSOs may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder or his or her
guardian or legal representative.   Options may be exercised only while the
original optionee has a relationship with the Company which confers eligibility to be granted options or within 90 days after termination of such relationship with the Company, or up to six months after death or total and permanent disability. In the event the Company terminates such relationship between the original optionee and the Company for cause (as defined in the Plan), all options granted to the optionee terminate immediately. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Plan), at the discretion of the Board, the Board may make certain adjustments to the outstanding stock options.

     The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.




Option/SAR Grants in Last Fiscal Year 1995


Individual Grants
                                              Percent of
                                           Total Options
                                            SARs granted            Exercise or
                            Options/SARs    to employees base price  Expiration
Name                             Granted  in fiscal year     ($/Sh)        date
(a)                                  (b)             (c)        (d)         (e)



George Fujikawa
Vice President & Chief
Financial Officer(1)              50,000             50%       $.11    12/22/04

Milton Sanders
Vice President
and Director(1)                   50,000             50%       $.11    12/22/04


(1)Options authorized on December 22, 1994 and issued on September 1, 1995.




Aggregated Option/SAR Exercises in Last Fiscal Year 1995 and
1995 Fiscal Year-End Option/SAR Values
(a)                      (b)      (c)                  (d)                  (e)
                                         Number of Securi-             Value of
                      Shares               ties Underlying          Unexercised
                 Acquired on    Value  Unexercised Options In-the-Money Options
                    Exercise Realized  /SARs at FY-End (#)  /SARs at FY-End ($)
Name                  (#)(1)      ($)      Unexble   Exble       Unexble  Exble

George Fujikawa
Vice President &
Chief Financial
Officer                    0       $0       50,000       0         $0(1)     $0

Milton Sanders
Vice President
and Director               0       $0       50,000       0         $0(1)     $0



(1)  Based on market value of $.015 per share as of June 30, 1995.

     In the last three fiscal years, the Company has not paid or awarded any other stock awards, options, stock appreciation rights, or other long term incentive plan compensation.


Directors

     Outside directors receive a fee of $1,000 per Board and Audit Committee meeting attended.

Pension Plans

     The Company has a 401(k) profit sharing plan under which employees may defer a portion of their salary. Such amounts are disclosed and included in the cash compensation table above with regard to the chief executive officer.

     The Company has no other retirement, pension, profit sharing or similar program at the present time. The creation of any such program will be at the discretion of the Board of Directors of the Company. The Board of Directors may adopt such employee benefit and executive compensation plans in the future as it deems advisable and consistent with the best interests of the shareholders and the financial condition and potential of the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of November 10, 1995, information regarding the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the Directors of the Company, and (iii) the Officers and Directors of the Company as a group:

                                    Amount and Nature
                                        of Beneficial      Percentage
     Name of Beneficial Owner(1)         Ownership(2)     of Class(2)

     Don R. Livingston(3)                   1,158,000           44.2%
     Harry W. Brooks, Jr.                       1,000             (4)
     Frederick Foston(5)                          500             (4)
     Milton Sanders(6)                         50,000            1.9%
     All directors and officers             1,259,510           48.1%
     as a group (six persons)

     Renaissance VI Ltd.(7)                   251,700            9.6%
     Larry A. Harikian(8)                     281,200           10.7%


(1) The address of Drs. Livingston and Foston and Mr. Brooks and Mr. Sanders is c/o Occupational Medical Corporation of America, Inc., 9811 Bigge Avenue, Oakland California 94603.
(2) All shareholders reflected in the table are sole owners of record and, to the knowledge of the Company, beneficially, except as otherwise specified.
(3) Dr. Livingston is a 75% shareholder of the Medical Corporations which own 36,000 shares.
(4)  Less than one percent.
(5) Dr. Foston is a co-trustee and co-beneficiary of the Arthur and Mary Foston Trust which acquired 500 shares of common stock prior to Dr. Foston's becoming a director of the Company.
(6) Mr. Sanders was issued an option to purchase 50,000 shares of common stock on September 1, 1995 which vests 20% on December 22, 1995 and each anniversary thereafter and which expires on December 22, 2004.
(7) The address of Renaissance VI, Ltd is 8080 N. Central Expressway, Dallas, Texas 75206.
(8)  The address of Larry A. Harikian is P.O. Box 15316, Fritz Creek, Alaska
     99603.


Item 12.  Certain Relationships and Related Transactions.

     In June 1983, the Company made a personal loan to Dr. Livingston. Such loan bears interest at the rate of ten percent (10%) per annum and is repayable, in the aggregate, in five substantially equal annual installments of $34,029 each, with the remaining balance due in June 1995. During the fiscal year ended June 30, 1995, the largest principal amount owed to the Company by Dr. Livingston on account of this loan was $51,898. During the fiscal year ended June 30, 1995, Dr. Livingston made no payments to the Company on this loan. On June 30, 1995, the Company had an outstanding loan to Dr. Livingston of $51,898. During the fiscal year ended June 30, 1994, the largest principal amount owed to the Company by Dr. Livingston on account of this loan was $51,898 (the June 30, 1994 balance has been restated from the $58,906 amount previously stated to state a reclassification of accrued interest). During the fiscal year ended June 30, 1994, Dr. Livingston made no payments to the Company on this loan. On June 30, 1994, the Company had an outstanding loan to Dr. Livingston of $51,898.

     Under the laws of most states, the Company, as a general business corpo-ration, is prohibited from practicing medicine or providing medical care. Accordingly, the Company has entered into agreements with the Medical Cor-porations, which were organized expressly for the purpose of providing all medical services at the Medical Centers. The Company provides non-medical administrative, accounting, management and other services to the Medical Centers, which retain absolute authority over the medical services rendered and the fees charged to patients. Dr. Livingston and Dr. Larry Harikian (former director and chief executive officer of the Company until January
1995) are the sole shareholders of the Medical Corporations and receive compensation as practicing physicians from the Medical Corporations. During the fiscal years ended June 30, 1993, 1994 and 1995, Dr. Livingston received annual compensation of $212,292, $277,101 and $285,190, respectively, as a practicing physician of the Medical Corporations. During the fiscal years ended June 30, 1993 and 1994, Dr. Harikian received annual compensation of $108,000 for each fiscal year as practicing physician of the Medical Corporations. Dr. Harikian received no compensation as a practicing physician of the Medical Corporations for the fiscal year ended June 30, 1995.

     Any transactions between the Company and its Directors, Officers or other affiliates are on a basis no less favorable to the Company than could be obtained from unaffiliated parties on an arm's length basis and are approved by a majority of the Company's disinterested Directors.

     During 1991, the Company loaned a total of $49,808 to Spectrum Medical Care, A Medical Group, Inc. (formerly known as "Interstate Environmental Medical Group, Inc."), which executed an 8% unsecured promissory note that was due on or before June 30, 1992. Spectrum Medical Care, A Medical Group, Inc., purchased 36,000 shares of the Company's common stock with the proceeds of the loan. The note is past due and has been classified as a reduction of the Company's shareholders' equity.

     As of June 30, 1994, the Company had an outstanding advance of $18,541 to Dr. Livingston. During fiscal year 1995, the Company made advances of $59,200 to Dr. Livingston who made payments of $66,000 toward those advances leaving a balance as of June 30, 1995 of $11,741.

     Also, the Company made advances of fees to the Medical Corporations of $51,593 during fiscal year 1993 and $25,505 during fiscal year 1995. No payments were made on these advances in fiscal year 1995. On June 30, 1995, the Company had outstanding advances to the Medical Corporations of $77,098.




PART IV

Item 13.  Exhibits and Financial Statement Schedules and Reports on Form 8-K

   (a)  Financial Statements.

        The following financial statements have been filed as part of this Report under Part II, Item 7:

        Report of BDO Seidman, LLP, Independent Certified Public
        Accountants;

        Consolidated Balance Sheets, June 30, 1994 and 1995;

        Consolidated Statements of Loss for the years ended June 30, 1993, 1994 and 1995;

        Consolidated Statements of Shareholders' Equity (Capital Deficit) for the years ended June 30, 1993, 1994 and 1995;

        Consolidated Statements of Cash Flows for the years ended June 30, 1993, 1994 and 1995;

        Summary of Accounting Policies;

        Notes to Consolidated Financial Statements.

        Exhibits.

        The following exhibits are filed as part of this Report:

3.1(1)  Articles of Incorporation, as amended to date.
3.2(1)  Bylaws as amended to date.
4.1(1)  Specimen certificate of Common Stock.
4.2(1)  Form of Common Stock Purchase Warrant.
10.1 Agreements to lease occupational medical facilities in:

        (a)(1)    Oakland Airport, California, dated September 30, 1980;
        (b)(1)    Seattle, Washington, dated March 1984;
        (c)  Seattle, Washington, Lease dated May 19, 1992;
        (d) Seattle, Washington, Consent to Sublease and Nondisturbance Agreement, dated July 1, 1994;
        (e)  Oakland, California, dated May 23, 1994;
        (f)(3)    Seattle, Washington, Amendment dated August 2, 1989;
        (g)(4) Seattle, Washington, Amendment dated October 23, 1989 extending lease dated March 5, 1984;
        (h)(5)    Berkeley, California, dated March 28, 1991;
        (i)(5) Oakland Airport, California, dated April 5, 1991 extending lease dated September 30, 1980;
        (j)(8) Hayward, California, for 20900 Corsair Blvd., dated February 14, 1994.
        (k)  Third Amendment to Lease for Seattle, Washington dated
             December 9, 1994.
        (l)  Fourth Amendment to Lease for Seattle, Washington dated June
             15, 1995.

10.2 Sublease and Facilities Management Agreements between Occupational Medical Corporation of America, Inc. and the Medical Corporations for:

        (a)(1)    Port Medical Service, Oakland, dated January 1, 1984;
        (b)(1) Airport Occupational and Emergency Care Center, dated January 1, 1984;
        (c)(1)    Seattle Occupational Medical Center, dated August 15, 1984;

10.3(1) Promissory Notes made by Don Livingston and Larry Harikian in favor of Occupational Medical Corporation of America, Inc. dated June 15, 1983 and June 30, 1984.

10.4(2) Lease for computer equipment dated May 1987 between Occupational
        Medical Corporation of America, Inc. and Pacific First Leasing,
        Inc.

10.5(5) Promissory Note of Medical Corporation.

10.6(6) Form of Promissory Note from Company to Medical Corporations regarding funds received from Towers Financial Corp.

10.7(6) Form of agreements with Towers Financial Corp.

10.8(6) Form of Amendment to Sublease and Facilities Management Agreements between the Company and Medical Corporations.

10.9(7) Settlement Agreement by and between Towers Financial Corporation and the Company, Interstate Environmental Medical Group, Inc., Interstate Environmental Medical Group, P.S., Inc., Larry A. Harikian, M.D. and Don R. Livingston, M.D. dated July 22, 1993.

10.10(7)     Sale and Subservicing Agreement by and among the Company,
        Interstate Environmental Medical Group, Inc., Interstate Environmental Medical Group, P.S., Inc., NPFII-W, Inc., and National Premier Financial Services, Inc., dated July 2, 1993.

Exhibits not listed above have been omitted because they are inapplicable or because the required information is given in the financial statements or notes thereto.



(b)  Reports on Form 8-K.

   Not applicable.



(c)  Financial Data Schedule.



(1)These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form S-l and Amendments Nos. 1 and 2 (File No. 2-93579).

(2)These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Annual Report on Form 10-K for the year ended June 30, 1987.

(3)The exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Annual Report on Form 10-K for the year ended June 30, 1989.

(4)The exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Annual Report on Form 10-K for the year ended June 30, 1990.

(5)The exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Annual Report on Form 10-K for the year ended June 30, 1991.

(6)The exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended June 30, 1992.

(7)The exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Annual Report on Form 10-KSB for the year ended June 30, 1993.

(8)The exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Annual Report on Form 10-KSB for the year ended June 30, 1994.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on this 22nd day of November, 1995.

                  OCCUPATIONAL MEDICAL CORPORATION OF
                  AMERICA, INC.

                  By: /s/ Don R. Livingston
                        Don R. Livingston
                        Chief Executive Officer and
                        President

   Pursuant on the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Don R. Livingston                                        November 22, 1995
Don R. Livingston
(Principal Executive Officer)
Chief Executive Officer,
President, Chairman of
the Board and Director


/s/Harry W. Brooks, Jr.                                      November 22, 1995
Harry W. Brooks, Jr.
Director


/s/ Frederick Foston                                         November 22, 1995
Frederick Foston
Director


/s/ Milton Sanders                                           November 22, 1995
Milton Sanders
Director


/s/ George Fujikawa                                          November 22, 1995
George Fujikawa
(Principal Financial Officer and
Principal Accounting Officer)
Chief Financial Officer

                                 EXHIBIT LIST

               Description                                               Page

10.1(c)   Seattle, Washington, Lease dated May 19, 1992.                   54

10.1(d)   Seattle, Washington, Consent to Sublease and Nondisturbance
          Agreement, dated July 1, 1994.                                   71


10.1(e)   Oakland, California, dated May 23, 1994.                         78

10.1(k)   Third Amendment to Lease for Seattle, Washington dated
          December 9, 1994.                                                97

10.1(l)   Fourth Amendment to Lease for Seattle, Washington dated
          June 15,  1995.                                                  99