Form 10QSB
period 1995-09-30
OCCUPATIONAL MEDICAL CORP OF AMERICA INC
filed 1996-06-28
CIK 754438

FORM 10-QSB.-QUARTERLY REPORT UNDER SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                               Form 10-QSB


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE EXCHANGE ACT

            For the transition period from         to

                    Commissions file number 94-2669749

            OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.

  CALIFORNIA                              IRS EIN 94-2669749
  (State of incorporation)


                   9811 Bigge Avenue, Oakland, CA 94603
                 (Address of principal executive office)

                              (510) 639-2100
                       (Issuer's telephone number)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  2,519,550 shares.

  Item 1. Financial Statements

            OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                              AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET


                                                    SEPTEMBER 30,
                 ASSETS                                 1995

  Current Assets:
     Cash                                           $  222,406
     Management fee receivable, less allowance
       for doubtful accounts of $429,323               967,238
     Operating supplies                                148,855
     Prepaid and other assets                           90,689
     Advances to Medical Corporations                   77,098
     Advanes to Shareholders                             6,741
     Short-term notes receivable from
       shareholder                                      51,898
            Total current assets                     1,564,925

  Property and equipment:
     Equipment and furnishings                       1,058,213
     Leasehold improvements                            488,835
     Medical equipment                                 841,229
                                                     2,388,277
     Less accumulated depreciation and
       amortization                                  2,121,226
                                                       267,051

  Other:
     Deposits and other                                 44,035
     Goodwill, less accumulated amortization
       of $241,618                                     327,305
     Other intangibles, less accumulated
       amortization of $196,139                         60,958
                                                       432,298
                                                    $2,264,274



  See accompanying notes to consolidated financial statements.

            OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                              AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET


                                                    SEPTEMBER 30,
  LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT         1995

  Liabilities:
     Accounts payable                               $  200,244
     Short-term financing                            4,897,709
     Current portion of long-term debt                 350,000
     Accrued payroll                                   119,827
     Other accruals                                     59,633
            Total current liabilities                5,627,413

     Long-term debt                                          0
            Total Liabilities                        5,627,413

  Shareholders' Capital Deficit:
     Common stock, no par value, authorized
     10,000,000 shares, issued and outstanding
     2,519,550 shares                                3,571,805
     Additional paid-in capital                         62,704
     Deficit                                        (6,947,840)
                                                    (3,313,331)
     Notes receivable, Medical Corporations            (49,808)
                                                    (3,363,139)
                                                    $2,264,274



  See accompanying notes to consolidated financial statements.

            OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                              AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF LOSS


  QUARTER ENDED SEPTEMBER 30,                     1994       1995
  Revenues                                   $1,098,044   $126,842
     Less net fees to Medical Corporations     (341,014)    30,097
  Net revenues                                  757,030    156,939

  Costs and expenses:
     Salaries and benefits                      432,633    182,504
     Medical and office supplies                 81,112      4,588
     Other operating expenses                   293,874    145,950
     Depreciation and amortization               53,356     39,232
     Interest                                    95,717    140,128
  Total costs and expenses                      956,692    512,402
     Loss before income taxes (benefits)       (199,663)  (355,463)
  Income taxes (benefit)                              0          0
  Net loss                                   $ (199,663) $(355,463)


  Net loss per share                             $(0.08)    $(0.14)



       See accompanying notes to consolidated financial statements.

            OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                              AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


  QUARTER ENDED SEPTEMBER 30,                    1994       1995
  Cash flows from operating activities:
     Net loss                                $(199,663) $(355,463)
     Adjustments to reconcile net loss to
       net cash used in operating
       activities:
       Depreciation and amortization            53,356     39,232
       Loss on disposal of equipment                 -        768
       Changes in assets and liabilities:
          Management fee receivable           (232,202)   (79,539)
          Operating supplies and other
            current assets                     (16,910)   (39,602)
          Accounts payable and other accrued
            expenses                          (187,808)  ( 48,541)
     Net cash used in operating activities    (583,228)  (483,145)

  Cash flows from investing activities:
     Acquisition of property and equipment           0     (4,576)
     (Increase) decrease in advances to and
       notes receivable from shareholders, net   (5,000)    5,000
  Net cash used in investing activities          (5,000)      424

  Cash flows from financing activities:
     Proceeds from short-term financing, net    497,101   587,312
  Net cash provided by financing activities     497,101   587,312

  Net increase (decrease) in cash and cash
     equivalents                                (91,126)  104,591
  Cash and cash equivalents, beginning of
     period                                      98,649   117,815
  Cash and cash equivalents, end of period    $   7,523  $222,406



       See accompanying notes to consolidated financial statements.

            OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                              AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 1. Basis of Presentation

     The accompanying consolidated balance sheet as of September 30, 1995, the related consolidated statements of loss for the quarters ended September 30, 1994 and September 30, 1995, and the related consolidated statements of cash flows for the quarters ended September 30, 1994 and September 30, 1995 have not been audited. However, in the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. For further information, refer to the audited consolidated financial statements and accompanying footnotes included in the Company's Form 10-KSB for the year ended June 30, 1995.


  Note 2. Going Concern and Management's Plans

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The going concern basis may not be appropriate since the Company has an accumulated deficit of $6,948,000 at September 30, 1995, at which date its total liabilities exceeded its total assets by $3,363,000 and its current liabilities exceeded its current assets by $4,062,000. Also, the Company incurred losses of $6,244,000 since fiscal year 1992. In addition, as discussed in Note 3, as of September 30, 1995, the Medical Corporations have extended $4,481,000 to the Company as short-term financing from the cash they received from the Purchaser, and the Purchaser has extended $417,000, net of cash receipts from accounts receivable, to the Company as short-term financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In December 1994, the Company's management met with the Purchaser to discuss continuation of a prior additional funding arrangement. The Purchaser agreed to continue the additional funding arrangement on a month-to-month basis. Since then the Company's management has met on numerous occasions with the Purchaser to discuss the current status of the Company's operations and the additional funding arrangement. The Purchaser is reviewing this funding arrangement; in the meantime, the additional funding arrangement has continued, but on a more limited basis.

     The Medical Corporation contract with the City of Oakland expired on June 30, 1995. That contract provided about 15% of Medical
  Corporations' revenues in fiscal year 1995.

     The Company and the Medical Corporations entered into a new Sublease and Facilities Management Agreement, effective July 1, 1995, whereby the Company no longer absorbs all income and losses of the Medical Corporations. In return for providing the facilities and equipment as well as administrative and business development functions, the Company is reimbursed the cost of leased facilities and equipment, charges rent on owned equipment, and earns a management fee equal to fifteen percent (15%) of the Medical Corporations' health care revenues. All non-physician staff at the medical clinics are now employees of the Medical Corporations (as were the physicians). In addition to its management fees, the Company generates revenues through its Work Fitness Institute, rental of equipment, and interest on loans. Management fees of $131,000 were earned during the quarter ended September 30, 1995.

     To reduce operating losses and improve operating cash flows, the Company is focusing on business development for the Medical Corporations. The areas of concentration have included: reasons for the high attrition rate; improvement of quality of service and care; continued efforts to broaden the patient base; and alliances with provider and/or patient groups.


  Note 3. Short-term Financing

     In July 1993, Spectrum Medical Care, A Medical Group, Inc. (fka Interstate Environmental Medical Group, Inc.), a California professional corporation, Interstate Environmental Medical Group, Physicians and Surgeons, Inc., a Washington professional corporation, (together, the "Medical Corporations") and the Company entered into a Sales and Subservicing Agreement ("Agreement") with NPFII, Inc. ("Purchaser"). The Purchaser agreed to purchase from the Medical Corporations and the Company up to 85% of the eligible accounts receivable with recourse, as defined in the Agreement, up to a total commitment of $2 million. As of September 30, 1995, the total funding received by the Medical Corporations and the Company, net of cash receipts from the accounts receivable, was $4,790,000 or $2,790,000 over the total commitment amount. The over-funding, which represents a default under the Agreement, and additional funding subsequent to September 30, 1995 have been discussed with the Purchaser who has continued the additional funding arrangement on a more limited basis. The financing fee for this arrangement is 13.5% per annum of the total funding, net of cash receipts from accounts receivable. As of September 30, 1995, the Medical Corporations extended $4,481,000 to the Company as short-term financing from the cash they received from the Purchaser, and the Purchaser extended $417,000, net of cash receipts from accounts receivable, to the Company as short-term financing.

  Item 2. Management's Discussion and Analysis

     On September 30, 1995 the Company had Sublease and Facilities Management Agreements with the Medical Corporations' five medical clinics located in Oakland, Berkeley, and Hayward, California and Seattle, Washington and operated its rehabilitation clinic in conjunction with one of the medical clinics in Oakland, California. As indicated in Note 2, the new Sublease and Facilities Management Agreement between the Company and the Medical Corporations established a management fee to the Company equal to 15% of the Medical Corporations' revenues, but eliminated the pass through of revenues and expenses of the Medical Corporations. Also, all non-physician staff at the medical clinics became employees of the

  Medical Corporations.

  Quarter Ended September 30, 1995 compared to Quarter Ended September 30, 1994

     Net loss for the quarter ended September 30, 1995 was $355,463 or $0.14 per share, compared to a net loss of $199,663 or $0.08 for the quarter ended September 30, 1994.

     Gross revenues for the quarter ended September 30, 1995 were $126,842, a decrease of $971,202 or 88% compared to the quarter ended September 30, 1994. This decrease was primarily accounted for by the elimination of the Medical Corporations' revenues ($1,043,000 last year) and insurance adjustments to prior year's revenues ($52,000) as offset by management fees ($131,000). As a comparision, the Medical Corporations' comparable revenues for the current quarter were $830,000, a decrease of $213,000 or 20%, primarily due to the expiration of the City of Oakland contract.

     The $355,000 net loss consisted of a $116,000 loss relating to the management of the Medical Corporations' clinics; a $52,000 loss relating to insurance adjustments of prior year's revenues;
  a $47,000 operating loss at its rehabilitation clinic; and $140,000 of interest charges.

  Liquidity and Capital Resources

     Note 2 of the Notes to Consolidated Financial Statements discusses the going concern issue.

     The Company's cash balance at September 30, 1995 was $222,406, while the Company's working capital deficit was $4,023,862, a decline of $281,000 since June 30, 1995. As indicated in Footnote 3 to the consolidated financial statements, funding of cash requirements is provided through the sale of the Medical Corporations' and the Company's accounts receivable to the Purchaser and the subsequent transfer of such funds from the Medical Corporations to the Company. Pursuant to an earlier agreement, the Purchaser has provided additional funding in excess of the amount provided by the sale of receivables. However, the Purchaser is evaluating this funding arrangement, and there is no assurance that the amount of such funding will continue or that alternative or supplemental sources of funding will be available.

                       PART II - OTHER INFORMATION


  Item 1. Legal Proceedings

     Previously reported.


  Items 2 through 6 - Not applicable.


                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.



       June 28, 1996                 /s/ George Fujikawa
                                     George Fujikawa
                                     Vice President and
                                     Chief Financial Officer