Form 10QSB
period 1995-12-31
OCCUPATIONAL MEDICAL CORP OF AMERICA INC
filed 1996-06-28
CIK 754438

FORM 10-QSB-QUARTERLY REPORT UNDER SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                     Form 10-QSB


          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1995

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
                                   AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET

                                                            DECEMBER 31,
                         ASSETS                                1995

          Current Assets:
             Cash                                           $   86,472
             Management fee receivable, less allowance
               for doubtful accounts of $434,857             1,089,394
             Operating supplies                                 37,204
             Prepaid and other assets                           58,477
             Advances to Medical Corporations                   77,098
             Advances to Shareholders                           19,866
             Short-term notes receivable from
               shareholder                                      51,898
                    Total current assets                     1,420,409

          Property and equipment:
             Equipment and furnishings                       1,061,619
             Leasehold improvements                            488,835
             Medical equipment                                 843,786
                                                             2,394,240
             Less accumulated depreciation and
               amortization                                  2,141,537
                                                               252,703

          Other:
             Deposits and other                                 44,035
             Goodwill, less accumulated amortization
               of $251,104                                     317,820
             Other intangibles, less accumulated
               amortization of $206,459                         50,638
                                                               412,493
                                                            $2,085,605


            See accompanying notes to consolidated financial statements.

                  OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                                   AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET

                                                            DECEMBER 31,
          LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT        1995

          Liabilities:
             Accounts payable                               $  208,001
             Short-term financing                            4,955,989
             Current portion of long-term debt                 350,000
             Accrued payroll                                   119,244
             Other accruals                                     54,005
                    Total current liabilities                5,687,239

             Long-term debt                                          0
                    Total Liabilities                        5,687,239

          Shareholders' Capital Deficit:
             Common stock, no par value, authorized
             10,000,000 shares, issued and outstanding
             2,519,550 shares                                3,571,805
             Additional paid-in capital                         62,704
             Deficit                                        (7,186,335)
                                                            (3,551,826)
             Notes receivable, Medical Corporations            (49,808)
                                                            (3,601,634)
                                                            $2,085,605



            See accompanying notes to consolidated financial statements.

                  OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                                   AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF LOSS

          QUARTER ENDED DECEMBER 31,                       1994       1995

          Revenues                                   $  916,865   $207,822
          Less net fees to Medical Corporations        (282,817)     7,816
          Net revenues                                  634,048    215,638

          Costs and expenses:
             Salaries and benefits                      438,928    167,341
             Medical and office supplies                 52,903      7,339
             Other operating expenses                   787,563     92,948
             Depreciation and amortization               34,817     40,117
             Interest                                   139,071    146,388
          Total costs and expenses                    1,453,282    454,134
             Loss before income taxes (benefits)       (819,234)  (238,496)
          Income taxes (benefit)                            656          0

          Net loss                                   $ (819,890) $(238,496)


          Net loss per share                             $(0.33)    $(0.09)



            See accompanying notes to consolidated financial statements.

                  OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                                   AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF LOSS

          SIX MONTHS ENDED DECEMBER 31,                    1994       1995
          Revenues                                   $2,014,909   $334,664
          Less net fees to Medical Corporations        (623,831)    37,913
          Net revenues                                1,391,078    372,577

          Costs and expenses:
             Salaries and benefits                      871,561    349,846
             Medical and office supplies                134,015     11,927
             Other operating expenses                 1,081,437    238,898
             Depreciation and amortization               88,173     79,349
             Interest                                   234,788   286,516
          Total costs and expenses                    2,409,974  966,536
          Loss before income taxes (benefits)        (1,018,896)  (593,959)
          Income taxes (benefit)                            656          0

          Net loss                                  $(1,019,552) $(593,959)


          Net loss per share                             $(0.40)    $(0.24)



            See accompanying notes to consolidated financial statements.

                  OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                                   AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

          SIX MONTHS ENDED DECEMBER 31,                  1994       1995

          Cash flows from operating activities:
             Net loss                              $(1,019,552) $(593,959)
             Adjustments to reconcile net loss to
               net cash used in operating
               activities:
               Depreciation and amortization            88,173     79,349
               Provision for doubtful accounts         509,216     33,580
               Loss on disposal of equipment             7,145        768
               Changes in assets and liabilities:
                  Management fee receivable           (171,557)  (235,275)
                  Operating supplies and other
                    current assets                     (10,940)   104,261
                  Deposits and other                     2,717          0
                  Accounts payable and other accrued
                    expenses                          (264,139)  ( 46,995)
             Net cash used in operating activities    (788,937)  (658,271)

          Cash flows from investing activities:
             Acquisition of property and equipment     (14,061)   (10,540)
             (Increase) decrease in advances to and
               notes receivable from shareholders, net   1,055    8,125
          Net cash used in investing activities        (13,006)  (18,665)

          Cash flows from financing activities:
             Proceeds from short-term financing, net   881,143   645,593
          Net cash provided by financing activities    881,143   645,593

          Net increase (decrease) in cash and cash
             equivalents                                79,200   (31,343)
          Cash and cash equivalents, beginning of
             period                                     98,649   117,815

          Cash and cash equivalents, end of period    $177,849  $ 86,472



            See accompanying notes to consolidated financial statements.

                  OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.
                                   AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Note 1. Basis of Presentation

             The accompanying consolidated balance sheet as of December
          31, 1995, the related consolidated statements of loss for the quarters and six months ended December 31, 1994 and December 31, 1995, and the related consolidated statements of cash flows for the six months ended December 31, 1994 and December 31, 1995 have not been audited. However, in the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. For further information, refer to the audited consolidated financial statements and accompanying footnotes included in the Company's Form 10-KSB for the year ended June 30, 1995.


          Note 2. Going Concern and Management's Plans

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The going concern basis may not be appropriate since the Company has an accumulated deficit of $7,186,000 at December 31, 1995, at which date its total liabilities exceeded its total assets by $3,602,000 and its current liabilities exceeded its current assets by $4,267,000. Also, the Company incurred losses of $6,482,000 since fiscal year 1992. In addition, as discussed in Note 3, as of December 31, 1995, the Medical Corporations have extended $4,495,000 to the Company as short-term financing from the cash they received from the Purchaser, and the Purchaser has extended $461,000, net of cash receipts from accounts receivable, to the Company as short-term financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In December 1994, the Company's management met with the Purchaser to discuss continuation of a prior additional funding arrangement. The Purchaser agreed to continue the additional funding arrangement on a month-to-month basis. Since then the Company's management has met on numerous occasions with the Purchaser to discuss the current status of the Company's operations and the additional funding arrangement. The Purchaser is reviewing this funding arrangement; in the meantime, the additional funding arrangement has continued, but on a more limited basis.

             The Medical Corporation contract with the City of Oakland expired on June 30, 1995. That contract provided about 15% of Medical Corporations' revenues in fiscal year 1995.

             The Company and the Medical Corporations entered into a new Sublease and Facilities Management Agreement, effective July 1, 1995, whereby the Company no longer absorbs all income and losses of the Medical Corporations. In return for providing the facilities and equipment as well as administrative and business development functions, the Company is reimbursed the cost of leased facilities and equipment, charges rent on owned equipment, and earns a management fee equal to fifteen percent (15%) of the Medical Corporations' health care revenues. All non-physician staff at the medical clinics are now employees of the Medical Corporations (as were the physicians). In addition to its management fees, the Company generates revenues through its Work Fitness Institute, rental of equipment, and interest on loans. Management fees of $119,000 and $250,000 were earned during the quarter and six months ended December 31, 1995, respectively.

             To reduce operating losses and improve operating cash flows, the Company is focusing on business development for the Medical Corporations. The areas of concentration have included: reasons for the high attrition rate; improvement of quality of service and care; continued efforts to broaden the patient base; and alliances with provider and/or patient groups.


          Note 3. Short-term Financing

             In July 1993, Spectrum Medical Care, A Medical Group, Inc. (fka Interstate Environmental Medical Group, Inc.), a California professional corporation, Interstate Environmental Medical Group, Physicians and Surgeons, Inc., a Washington professional corporation, (together, the "Medical Corporations") and the Company entered into a Sales and Subservicing Agreement ("Agreement") with NPFII, Inc. ("Purchaser"). The Purchaser agreed to purchase from the Medical Corporations and the Company up to 85% of the eligible accounts receivable with recourse, as defined in the Agreement, up to a total commitment of $2 million. As of December 31, 1995, the total funding received by the Medical Corporations and the Company, net of cash receipts from the accounts receivable, was $4,965,000 or $2,965,000 over the total commitment amount. The over-funding, which represents a default under the Agreement, and additional funding subsequent to December 31, 1995 have been discussed with the Purchaser who has continued the additional funding arrangement on a more limited basis. The financing fee for this arrangement is 13.5% per annum of the total funding, net of cash receipts from accounts receivable. As of December 31, 1995, the Medical Corporations extended $4,495,000 to the Company as short-term financing from the cash they received from the Purchaser, and the Purchaser extended $461,000, net of cash receipts from accounts receivable, to the Company as short-term financing.


          Item 2. Management's Discussion and Analysis

             On December 31, 1995 the Company had Sublease and Facilities Management Agreements with the Medical Corporations' five medical clinics located in Oakland, Berkeley, and Hayward, California and Seattle, Washington and operated its rehabilitation clinic in conjunction with one of the medical clinics in Oakland, California. As indicated in Note 2, the new Sublease and Facilities Management Agreement between the Company and the Medical Corporations established a management fee to the Company equal to 15% of the Medical Corporations' revenues, but eliminated the pass through of revenues and expenses of the Medical Corporations. Also, all non-physician staff at the medical clinics became employees of the Medical Corporations.

          Quarter Ended December 31, 1995 compared to Quarter Ended December 31, 1994

             Net loss for the quarter ended December 31, 1995 was $238,496 or $0.09 per share, compared to a net loss of $819,890 or $0.33 for the quarter ended December 31, 1994.

             Gross revenues for the quarter ended December 31, 1995 were $207,822, a decrease of $709,043 or 77% compared to the quarter ended December 31, 1994. This decrease was primarily accounted for by the elimination of the Medical Corporations' revenues ($836,000 last year) as offset by management fees ($119,000). As a comparision, the Medical Corporations' comparable revenues for the current quarter were $693,000, a decrease of $143,000 or 17%, primarily due to the expiration of the City of Oakland contract.

             The $238,000 net loss consisted of a $85,000 loss relating to the management of the Medical Corporations' clinics; $146,000 of interest charges; and a $7,000 operating loss at its rehabilitation clinic.

          Liquidity and Capital Resources

             Note 2 of the Notes to Consolidated Financial Statements discusses the going concern issue.

             The Company's cash balance at December 31, 1995 was $86,472, while the Company's working capital deficit was $4,266,831, a decline of $524,000 since June 30, 1995. As indicated in Footnote 3 to the consolidated financial statements, funding of cash requirements is provided through the sale of the Medical Corporations' and the Company's accounts receivable to the Purchaser and the subsequent transfer of such funds from the Medical Corporations to the Company. Pursuant to an earlier agreement, the Purchaser has provided additional funding in excess of the amount provided by the sale of receivables. However, the Purchaser is evaluating this funding arrangement, and there is no assurance that the amount of such funding will continue or that alternative or supplemental sources of funding will be available.

                             PART II - OTHER INFORMATION

          Item 1. Legal Proceedings

             Previously reported.


          Items 2 through 3 - Not applicable.

          Item 4.  Submission of Matters to a Vote of Security Holders.

             On December 15, 1995, the registrant held is annual meeting of shareholders and Don R. Livingston (1,334,735 votes FOR and 1,000 votes withheld), Harry W. Brooks, Jr. (1,334,735 votes FOR and 1,000 votes withheld), Frederick Foston (1,334,735 votes FOR and 1,000 votes withheld for 1,000 votes withheld), and Milton Sanders (1,334,735 votes for and 1,000 votes withheld) were elected as directors for the next fiscal year. In addition, BDO Seidman was approved (1,334,585 votes FOR and 150 votes ABSTAINED) as the registrant's independent accountants for the June 30, 1996 fiscal year.

          Items 5 through 6 - Not applicable.

                                     SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          OCCUPATIONAL MEDICAL CORPORATION OF AMERICA, INC.



               June 28, 1996                 /s/ George Fujikawa
                                             George Fujikawa
                                             Vice President and
                                             Chief Financial Officer